Form 10-Q
period 1996-03-30
TRANSITION SYSTEMS INC
filed 1996-05-31
CIK 1009301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark one)
     X         Quarterly Report Pursuant to Section 13 or 15(d)
   -----       of the Securities Exchange Act of 1934
               For the Quarterly Period Ended March 30, 1996 or

               Transition Report Pursuant to Section 13 or 15(d)
   -----       of the Securities Exchange Act of 1934
               For the Transition Period from           to
                                             -----------  ----------

                         COMMISSION FILE NUMBER 0-28182
                                                -------

                            TRANSITION SYSTEMS, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

        MASSACHUSETTS                               04-2887598
        -------------                               ----------
        (State or other jurisdiction                (I.R.S. Employer
        of incorporation)                           Identification Number)

                  ONE BOSTON PLACE, BOSTON, MASSACHUSETTS 02108
                  ---------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (617) 723-4222
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES       NO   X
                                    -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       OUTSTANDING AT
                                                       --------------
                    CLASS                              APRIL 30, 1996
                    -----                              --------------
              COMMON STOCK,                              16,631,514
              $.01 PAR VALUE                             SHARES

              NON-VOTING COMMON STOCK,                   356,262
              $.01 PAR VALUE                             SHARES

                            TRANSITION SYSTEMS, INC.
               FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 30, 1996



                                     TABLE OF CONTENTS

                                                                                  Page No.
                                                                                  --------

                               PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS:

            Consolidated Balance Sheets as of
            March 30, 1996 (unaudited) and September 30, 1995 ..................      3

            Consolidated Statements of Operations for the Three and
            Six Months Ended March 30, 1996 and 1995 (unaudited) ...............      4

            Consolidated Statements of Cash Flows for the Six
            Months Ended March 30, 1996 and 1995 (unaudited) ...................      5

            Notes to Interim Consolidated Financial Statements .................      6


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS ................................      7



                                 PART II. OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................     11

ITEM 5.     OTHER INFORMATION ..................................................     14

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K ...................................     14

SIGNATURES .....................................................................     15

                            TRANSITION SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                       MARCH 30,      SEPTEMBER 30,
                                                         1996              1995
ASSETS                                               (unaudited)
Current assets:
      Cash and cash equivalents                     $   2,949,292      $ 3,843,711
      Short-term investments                                  -          7,323,628
      Accounts receivable, net                         10,866,783       11,550,959
      Other current assets                              1,916,963          866,882
      Deferred income taxes                             1,559,585        1,666,236
                                                    -------------      -----------

                  Total current assets                 17,292,623       25,251,416
                                                    -------------      -----------

Property and equipment, net                             1,025,000        1,015,403
Capitalized software costs, net                         1,428,760        1,462,264
Intangible assets, net                                  3,393,635            7,994
                                                    -------------      -----------

                 Total assets                       $  23,140,018      $27,737,077
                                                    =============      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                              $     845,164      $   693,094
      Accrued expenses                                  5,433,148        4,023,044
      Accounts payable - affiliates                         2,011            9,335
      Income taxes payable                                 99,179        1,284,000
      Deferred revenue                                  5,245,989        5,034,776
      Revolving line of credit                          5,000,000              -
      Current portion of long-term debt                 4,000,000              -
                                                    -------------      -----------

                 Total current liabilities             20,625,491       11,044,249
                                                    -------------      -----------

Subordinated debt                                       9,605,461              -
Term loan                                              30,000,000              -
Deferred income taxes                                     501,030          501,030
                                                    -------------      -----------

                 Total liabilities                  $  60,731,982      $11,545,279
                                                    -------------      -----------

Commitments

Series A non-voting preferred stock                    19,059,027              -
Series B convertible preferred stock                   32,746,961              -
Series C non-voting convertible preferred stock         1,352,280              -
Stockholders' equity:
      Common stock                                        313,666          300,600
      Non-voting common stock warrant                     394,539              -
      Treasury stock                                 (109,857,203)      (1,470,950)
      Additional paid-in capital                          766,793              -
      Retained earnings                                17,631,973       17,362,148
                                                    -------------      -----------

                 Total stockholders' equity           (90,750,232)      16,191,798
                                                    -------------      -----------

                 Total liabilities
                 and stockholders' equity           $  23,140,018      $27,737,077
                                                    =============      ===========



   The accompanying notes are an integral part of the consolidated financial statements.

                            TRANSITION SYSTEMS, INC.

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)


                                                     Three Months Ended                Six Months Ended
                                                ----------------------------     ----------------------------

                                                  March 30,        March 25,      March 30,        March 25,
                                                    1996             1995           1996             1995
                                                --------------  ------------     -----------      -----------

Revenues:
      Software and implementation               $ 5,223,000      $ 4,039,000     $ 9,630,000      $ 6,938,000
      Maintenance                                 2,295,000        1,837,000       4,446,000        3,497,000
                                                -----------      -----------     -----------      -----------
           Total revenues                         7,518,000        5,876,000      14,076,000       10,435,000
                                                -----------      -----------     -----------      -----------

Cost of Revenues:
      Software and implementation                 1,852,000        1,465,000       3,508,000        2,919,000
      Maintenance                                   714,000          476,000       1,522,000        1,026,000
Research and development                            820,000          583,000       1,628,000        1,292,000
Sales and marketing                               1,133,000          890,000       2,021,000        1,724,000
General and administrative                          679,000          614,000       1,226,000        1,170,000
Compensation charge                               3,024,000              -         3,024,000              -
                                                -----------      -----------     -----------      -----------
           Total operating expenses               8,222,000        4,028,000      12,929,000        8,131,000
                                                -----------      -----------     -----------      -----------

Income (loss) from operations                      (704,000)       1,848,000       1,147,000        2,304,000
Interest income                                      61,000          136,000         209,000          167,000
Interest expense                                   (828,000)             -          (828,000)             -
Amortization of capitalized financing costs         (71,000)             -           (71,000)             -

                                                -----------      -----------     -----------      -----------
Income (loss) before income taxes                (1,542,000)       1,984,000         457,000        2,471,000
Income tax provision (benefit)                     (632,000)         872,000         188,000        1,067,000

                                                ===========      ===========     ===========      ===========
Net income (loss)                               $  (910,000)     $ 1,112,000     $   269,000      $ 1,404,000
                                                ===========      ===========     ===========      ===========


Pro forma net income per share                  $     (0.07)     $      0.08     $      0.02      $      0.10
                                                ===========      ===========     ===========      ===========
Pro forma weighted average common
      shares outstanding                         13,886,129       13,886,129      13,886,129       13,886,129



   The accompanying notes are an integral part of the consolidated financial statements.

                            TRANSITION SYSTEMS, INC.

                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (unaudited)


                                                                                      Six Months Ended
                                                                               -----------------------------
                                                                                 March 30,        March 24,
                                                                                   1996              1995
                                                                               ------------      -----------
Cash flows from operating activities:
       Net income                                                                   269,825       1,403,541
       Adjustments to reconcile net income to net cash provided by operating activities:
         Deferred income taxes                                                      106,651        (351,100)
         Depreciation and amortization                                              639,526         699,490
         Amortization of capitalized recapitalization costs                          70,687             -
         Compensation charge in connection with the recapitalization              3,023,964             -
         Compensation charge related to options                                      13,059             -
       Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                                 684,176         (93,851)
         (Increase) in other current assets                                      (1,050,081)        (33,486)
         Increase (decrease) in accounts payable                                    152,070        (520,033)
         Increase (decrease) in accrued expenses                                  1,410,104        (431,962)
         Increase (decrease) in income taxes payable                             (1,184,821)        930,557
         (Decrease) in due to affiliates                                             (7,324)        (27,658)
         Increase (decrease) in deferred revenue                                    211,213         284,923

                                                                               ------------      ----------
                       Net cash provided by operating activities                  4,339,049       1,860,421

Cash flows provided by (used by) investing activities:
       Sales and maturities of long-term investments                                    -           325,749
       Sales and maturities of short-term investments                             7,323,628       1,395,658
       Purchase of short-term investments                                               -        (4,041,754)
       Purchase of property and equipment                                          (263,334)       (174,400)
       Additions to capitalized software costs                                     (349,999)       (349,998)
       Additions to intangible assets                                                (1,750)            -

                                                                               ------------      ----------
                       Net cash provided by (used by) investing activities        6,708,545      (2,844,745)

Cash flows provided by (used by) financing activities:
       Proceeds from issuance of debt                                            49,605,461             -
       Payment of principal on term loan                                         (1,000,000)            -
       Net proceeds from issuance of preferred stock                             53,158,268             -
       Purchase of common stock                                                (111,410,217)            -
       Payment of fees related to recapitalization                               (3,336,227)            -
       Excercise of options                                                         766,800             -
       Warrant                                                                      394,539             -
       Equity issuance costs                                                       (120,637)            -

                                                                               ------------      ----------
                       Net cash provided by (used by) financing activities      (11,942,013)            -

Net decrease in cash and cash equivalents                                          (894,419)       (984,324)

Cash and cash equivalents - beginning of period                                   3,843,711       5,616,180

                                                                               ------------      ----------
Cash and cash equivalents - end of period                                         2,949,292       4,631,856
                                                                               ============      ==========

Supplemental information:
       Income taxes paid                                                            454,924         682,062
       Interest paid                                                                    -               -



    The accompanying notes are an integral part of the consolidated financial statements.

                            TRANSITION SYSTEMS, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operation and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 1995 which are contained in the Company's Registration Statement on Form S-1, File No. 333-01758, as declared effective by the Securities and Exchange Commission on April 17, 1996. The results of operations for the three and six months ended March 30, 1996 are not necessarily indicative of the results to be expected for the entire year ending September 30, 1996. The Company changed its fiscal year end from the last Saturday of September of each year, to September 30. The change is effective commencing with the quarter ending June 30, 1996. In the future, quarters will end on December 31, March 31, June 30, and September 30.

2. COMPUTATION OF PRO FORMA EARNINGS PER SHARE

The pro forma net income per common share is computed based upon the weighted average number of common shares and common equivalent shares outstanding after giving effect to the Recapitalization. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. In accordance with the Securities and Exchange Commissions Staff Accounting Bulletin No. 83 ("SAB 83") all common and common equivalent shares and other potentially dilutive instruments, including stock options, warrants and preferred stock issued during the twelve-month period to the filing date of the Company's Registration Statement for its initial public offering have been included in the calculation as if they were outstanding for all periods presented. The common equivalent shares for stock options were determined using the treasury stock method at an assumed initial public offering price of $17.50 per share.

3. SUBSEQUENT EVENTS

On April 18, 1996 the Company completed an initial public offering of 6,900,000 shares of its common stock which generated net proceeds of approximately $114.5 million. The proceeds were used to redeem $20.6 million of Series A Preferred Stock, to repay the $34.7 million outstanding principal amount and accrued interest under the secured term loan facility, to repay the $10.3 million outstanding principal amount and accrued interest under the senior subordinated notes and to repay the $5.1 million outstanding principal amount and accrued interest under the Company's revolving credit facility.

On April 26, 1996 the Company entered into a $25 million unsecured revolving line of credit with a bank group led by NationsBank, N.A. as agent and as lender. The new credit facility contains covenants setting minimum net worth, maximum leverage ratio and minimum net income requirements for the Company. There have been no amounts drawn on this line.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   --------------------------------------------------------------------------
                                   OPERATIONS
                                   ----------

This Prospectus contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that may contribute to such difference include those listed under "Risk Factors" in the Company's Registration Statement on Form S-1, File No. 333-01758, as declared effective by the Securities and Exchange Commission on April 17, 1996.

The following information should be read in conjunction with the consolidated financial statements included herein and the notes thereto.

OVERVIEW
- - --------

The Company provides integrated clinical and financial decision support systems to hospitals, integrated delivery systems and other health care institutions. The Company was founded in 1985 to apply management control techniques to the health care delivery process, with the objective of improving quality and lowering costs.

The Company has experienced a seasonal pattern in its operating results, in which the first quarter of each fiscal year typically has the lowest revenue and net income, frequently lower than the last quarter of the previous fiscal year, and the fourth quarter typically has the highest revenue and net income. While the Company has taken steps to moderate this seasonal pattern, there can be no assurance that it will eliminate the seasonality of its operating results.

The Company's revenues are derived from sales of software licenses and related implementation services and of software maintenance. Software and implementation revenue are generally accounted for using the percentage of completion method based principally upon progress and performance as measured by achievement of contract milestones. Software maintenance fees, which are generally received annually in advance, are recorded as deferred revenue on the Company's balance sheet and are recognized as revenue ratably over the life of the contract.

RESULTS OF OPERATION
- - --------------------

REVENUES

The Company's total revenues increased 28% to $7.5 million for the three months ended March 30, 1996 from $5.9 million for the same period in the prior year. For the six months ended March 30, 1996 total revenues increased 35% to $14.1 million from $10.4 million for the same six month period in the prior year. Software and implementation revenue increased 29% to $5.2 million for the three months ended March 30, 1996 from $4.0 million for the same period in the prior year, and increased 39% to $9.6 million for the six months ended March 30, 1996 from $6.9 million for the same period in the prior year. The Company attributes the growth in software and implementation revenue to increased demand from both new and existing customers, for the Transition II products for use on, AS/400 and UNIX platforms. Maintenance revenue increased 25% to $2.3 million for the three months ended March 30, 1996 from $1.8 million for the same period in the prior year, and increased 27% to $4.5 million for the six months ended March 30, 1996 from $3.5 million for the same period in the prior year. The growth in maintenance revenue is attributable to the growth in the Company's installed base.

COST OF REVENUE

Cost of software and implementation revenue consists primarily of the cost of third-party software that is resold by the Company or included in the Company's product , personnel costs, the cost of related benefits, travel and living expenses, costs of materials and other costs related to the installation and implementation of the Company's products, and amortization of capitalized software development costs. Cost of maintenance revenue consists primarily of maintenance costs associated with the third-party software included in the Company's products and personnel costs incurred in providing maintenance and technical support services to the Company's customers.

Cost of software and implementation revenue increased 26% to $1.9 million for the three months ended March 30, 1996 from $1.5 million for the same period in the prior year, and increased 20% to $3.5 million for the six months ended March 30, 1996 from $2.9 million for the same period in the prior year. The increase in cost of software and implementation revenue was primarily due to a net increase of eight persons in the Company's implementation staff. In addition, the royalty cost associated with third-party software has increased due to a greater proportion of revenue generated from the AS/400, UNIX, and Clinical ABCs products, which have a higher content of third party software. Cost of maintenance revenue increased 50% to $0.7 million for the three months ended March 30, 1996 from $0.5 million for the same period in the prior year, and increased 48% to $1.5 million for the six months ended March 30, 1996 from $1.0 million for the same period in the prior year. The increase was attributable primarily to higher third-party software maintenance costs incurred in the first year of a multi-year fixed fee software maintenance agreement. In addition the Company had a net increase in support staff of two persons.

RESEARCH AND DEVELOPMENT

Research and development expense increased 41% to $0.8 million for the three months ended March 30, 1996 from $0.6 million for the same period in the prior year, and increased 26% to $1.6 million for the six months ended March 30, 1996 from $1.3 million for the same period in the prior year. The increase was primarily due to a net increase of nine persons in the Company's research and development staff, principally to support the further development of its AS/400 and UNIX products, its Transition II for the Integrated Delivery System product and its Clinical ABCs products.

SALES AND MARKETING

Sales and marketing expense increased 27% to $1.1 million for the three months ended March 30, 1996 from $0.9 million for the same period in the prior year, and increased 17% to $2.0 million for the six months ended March 30, 1996 from $1.7 million for the same period in the prior year. The increase was primarily attributable to the Company's investment in marketing collateral and presentation materials to provide further sales support. In addition, a portion of the increase is the result of higher commission expense associated with higher software and implementation revenue.

GENERAL AND ADMINISTRATIVE

General and administrative expense increased 11% to $0.7 million for the three months ended March 30, 1996 from $0.6 million for the same period in the prior year, and increased 5% to $1.2 million for the six months ended March 30, 1996 from $1.1 million for the same period in the prior year. The increase was primarily due to additional costs incurred in connection with the January 1996 Recapitalization and in preparation for becoming a public company.

OTHER OPERATING EXPENSES

Other operating expenses for the three and six months ended March 30, 1996 included a non-cash compensation charge of $3.0 million arising from the acquisition by the Company, in connection with the January 1996
Recapitalization, of shares of Common Stock issued to certain executive officers pursuant to the exercise of options.

NET INTEREST INCOME (EXPENSE)

During the six months ended March 30, 1996 the Company had $0.6 million in net interest expense compared to $0.2 million of net interest income for the same period in the prior year. The increase in interest expense was due to an increase in debt outstanding associated with the Recapitalization of the Company in January 1996.

PROVISION FOR INCOME TAXES

The Company recorded an income tax benefit for the three months ended March 30, 1996 resulting from the loss before taxes due to the compensation charge in the quarter. The Company's effective income tax rate decreased to 41% from 43% for the six months ended March 30, 1996 compared to the same period in the prior year. The decrease is due to certain provisions taken in the prior year.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

Cash and cash equivalents decreased to $3.0 million at March 30, 1996 from $11.2 million at September 30, 1995. The decrease is attributable primarily to the repurchase by the Company of shares of its common stock in the Recapitalization.

On January 24, 1996, the Company repurchased from New England Medical Center, Inc. and the other stockholders of the Company 87.4% of the shares of common stock then issued and outstanding on a fully diluted basis for an aggregate purchase price of approximately $111.4 million. The principal purpose of this transaction was to provide liquidity for the existing stockholders of the Company while permitting them to retain a substantial ownership interest in the Company. The transaction has been accounted for by the Company as a leveraged recapitalization. To finance the repurchase of these shares, the Company issued to Warburg, Pincus Ventures, L.P. and NationsBanc Investment Corporation (NIC) shares of Preferred Stock for an aggregate of $55.0 million. The Company also issued to NIC senior subordinated notes in the aggregate principal amount of $10.0 million and a related warrant, and made borrowings of $40.0 million under a secured credit facility provided by a syndicate of banks led by an affiliate of NIC. The outstanding balance of these borrowings was repaid in full and all outstanding Series A Non-Voting Preferred Stock was redeemed upon the closing of the Company's initial public offering.

On April 18, 1996 the Company completed its initial public offering of 6,900,000 shares of its common stock which generated net proceeds of approximately $114.5 million. The proceeds were used to redeem $20.6 million of Series A Preferred Stock, to repay the $34.7 million outstanding principal amount and accrued interest under the secured term loan facility, to repay the $10.3 million outstanding principal amount and accrued interest under the senior subordinated notes and to repay the $5.1 million outstanding principal amount and accrued interest under the Company's revolving credit facility.

On April 26, 1996 the Company entered into a $25 million unsecured revolving line of credit with a bank group led by NationsBank, N.A. as agent and as lender. The new credit facility contains covenants setting minimum net worth, maximum leverage ratio and minimum net income requirements for the Company. There have been no amounts drawn on this line. Advances under the revolving line of credit bear interest, at the Company's election, either at a "base rate" or at a "eurodollar rate." The base rate is a floating rate equal to the greater of
(a) the prime rate or (b) the federal funds effective rate plus one-half of one percent (.50%). The eurodollar rate is equal to the sum of (x) a rate determined by reference to the then-current interbank offered rate for dollar-denominated eurodollar deposits, with certain adjustments, plus, (y) one percent (1.0%).

The Company believes that its cash flows from operations and amounts available under its new credit facility will be sufficient to finance the Company's operations and planned capital expenditures for at least the next twelve months. There can be no assurance, however, that the Company will not require additional financing during that time or thereafter.

                            TRANSITION SYSTEMS, INC.

                           PART II. OTHER INFORMATION


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.*

         At a Special Meeting of Stockholders duly called and adjourned on January 18, 1996 and reconvened on January 22, 1996, the Company's stockholders voted on the following matters:

         (i) to amend the Company's Articles of Organization to, among other things, authorize and set forth the terms of the Company's Common Stock, Non-Voting Common Stock, Series A Non-Voting Preferred Stock, Series B Convertible Preferred Stock, and Series C Non-Voting Convertible Preferred Stock;

        (ii) in connection with the recapitalization of the Company effected on January 24, 1996, (a) to approve an amendment to a Recapitalization Agreement with WP Ventures and each of the stockholders of the Company pursuant to which the Company repurchased 28,592,404 shares of Common Stock from New England Medical Center, Inc. ("NEMC") and the other stockholders of the Company for an aggregate purchase price of approximately $111.4 million; (b) to enter into a Joinder Agreement with Warburg Pincus Ventures, L.P. ("WP Ventures"), NationsBanc Investment Corporation ("NIC") and NEMC, providing for, among other things, the addition of NIC as a party to the Recapitalization Agreement and the assignment to NIC of certain of WP Ventures' rights and delegation to NIC of certain of WP Ventures' obligations under the Recapitalization Agreement;
(c) in order to finance the repurchase of shares, to issue to WP Ventures and NIC an aggregate of 20,000 shares of Series A Non-Voting Preferred Stock, 33,612 shares of Series B Convertible Preferred Stock and 1,388 shares of Series C Non-Voting Convertible Preferred Stock, in each case at a purchase price of $1,000 per share, for an aggregate purchase price of $55.0 million, and to issue to NIC senior subordinated notes and a warrant to purchase 297,928 shares of Non-Voting Common Stock for an aggregate purchase price of $10.0 million; and (d) to take all necessary actions in connection with such recapitalization, including the reserving of authorized but unissued shares of the Company's capital stock, and registering, qualifying or exempting from registration or qualifying the offer, sale and issuance of such shares;

         (iii) also in connection with the recapitalization of the Company effected on January 24, 1996, (a) to enter into a secured Credit Agreement with NationsBanc, N.A., as agent and lender, and the other lenders party thereto (the "Banks"), providing for, among other things, a term loan to the Company in the amount of $35.0 million and a revolving credit facility under which the Company may borrow up to the maximum aggregate principal amount at any time outstanding of $15.0 million; (b) to enter into certain agreements necessary to grant to the banks a security interest in all assets of the Company; and (c) to take all necessary actions in connection with such Credit Agreement; and

         (iv) also in connection with the recapitalization of the Company effected on January 24, 1996, to enter into a Subordinated Note and Warrant Purchase Agreement with NIC, providing for, among other things, the issuance to NIC of a senior subordinated promissory note and related warrant for an aggregate purchase price of $10.0 million and to take all necessary actions in connection with such Subordinated Note and Warrant Purchase Agreement.

         The holders of 24,382,000 of the 28,390,000 then outstanding shares of the Company's Common Stock were present at the meeting. The holder of 23,380,000 shares voted to adopt the foregoing votes and the holder of 1,002,000 shares abstained.

         At a Special Meeting of Stockholders in Lieu of Annual Meeting duly called and adjourned on April 2, 1996 and reconvened on April 3, 1996, the Company's stockholders voted on the following matters:

         (i) to amend the Company's Articles of Organization to: (a) increase the number of authorized shares of Common Stock to 30,000,000; (b) increase the number of authorized shares of Non-Voting Common Stock to 1,000,000; and (c) authorize 1,000,000 shares of undesignated Preferred Stock, par value $.01 per share;

         (ii) to further amend and restate the Company's Articles of Organization to: (a) eliminate and delete all references to all authorized shares of the Company's Series A Non-Voting Preferred Stock, Series B Convertible Preferred Stock and Series C Non-Voting Convertible Preferred Stock, all of the outstanding shares of which will be redeemed or converted into shares of the Company's Common Stock or Non-Voting Common Stock upon the closing of the initial public offering of the Common Stock to be effected pursuant to the Company's Registration Statement on Form S-1, File No. 333-01758; (b) change the fiscal year of the Company to the twelve-month period ending September 30; and (c) restate the Articles of Organization to consolidate all previous Amendments;

         (iii)    to amend and restate the By-Laws of the Company;

         (iv) to approve and adopt the Amended and Restated 1995 Incentive and Non-Statutory Stock Option Plan;

         (v) to approve and adopt the Transition Systems, Inc. Employee Stock Purchase Plan; and

         (vi) to fix the number of directors of the Company for the ensuing year at five and to elect the following persons directors of the Company, each as a member of the class of directors set forth opposite his name, and each to serve for a term continuing until the annual meeting of stockholders held during the calendar year set forth opposite his name and until his successor is duly elected and qualified:

                      Class I:         Robert S. Hillas          1997
                                       Allen F. Wise             1997
                      Class II:        Peter W. Van Etten        1998
                                       Patrick T. Hackett        1998
                      Class III:       Robert F. Raco            1999

        Holders of 631,260 shares of Common Stock and all of the shares of Series B Convertible Preferred Stock, voting as a single class, and the holders of all of the shares of Series B Convertible Preferred Stock, voting separately, voted by proxy to approve the votes relating to the Articles of Amendment as described in (i) above.

        Holders of 631,260 shares of Common Stock and all of the shares of Series B Convertible Preferred Stock, voting as a single class, holders of all of the shares of Series A Non-Voting Preferred Stock, holders of all of the shares of Series B Convertible Preferred Stock and holders of all of the shares of Series C Non-Voting Convertible Preferred Stock, each class voting separately, voted by proxy to approve the votes relating to the Amended and Restated Articles of Organization as described in (ii) above.

        Holders of 631,260 shares of Common Stock and all of the shares of Series B Convertible Preferred Stock, voting as a single class, and holders of all of the shares of Series B Convertible Preferred Stock, voting separately, voted by proxy to approve the votes relating to the Amended and Restated By-Laws.

        Holders of 631,260 shares of Common Stock and all of the shares of Series B Convertible Preferred Stock, voting as a single class, voted by proxy to approve the votes relating to the Amended and Restated 1995 Incentive and Non-Statutory Stock Option Plan.

        Holders of 631,260 shares of Common Stock and all of the shares of Series B Convertible Preferred Stock, voting as a single class, voted by proxy to approve the votes relating to the Employee Stock Purchase Plan.

        Holders of 631,260 shares of Common Stock and all of the shares of Series B Convertible Preferred Stock, voting as a single class, voted by proxy for the election of each of the above-listed directors.

- - -------------
 * The number of shares of Common Stock referred to in this Item 4 has been adjusted in each case to give effect to a 334-for-1 stock split in the form of a stock dividend effective on April 4, 1996.

ITEM 5.       OTHER INFORMATION.

         The Company changed its fiscal year end from the last Saturday of September of each year to September 30. The change is effective commencing with the quarter ending June 30, 1996. In the future, quarters will end on December 31, March 31, June 30 and September 30.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
- - ------        -----------

10.1 Credit Agreement dated April 26, 1996 between the Company and NationsBank, N.A. as Agent and the Lenders party thereto (Exhibits B through I and all Schedules omitted)

11.1          Computation of Per Share Earnings

27.1          Financial Data Schedule

(b) REPORTS ON FORM 8-K

              None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Transition Systems, Inc.
                                    (Registrant)




     Dated: May 31, 1996            /s/ Robert F. Raco
                                    --------------------------------------------
                                    Robert F. Raco
                                    President, Chief Executive Officer
                                    (principal executive officer)


     Dated: May 31, 1996            /s/ Robert E. Kinney
                                    --------------------------------------------
                                    Robert E. Kinney
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

                                EXHIBIT INDEX



EXHIBIT
NUMBER           DESCRIPTION
- - ------           -----------
10.1             Credit Agreement dated April 26, 1996 between the Company and
                 NationsBank, N.A. as Agent and the Lenders party thereto
                 (Exhibits B through I and all Schedules omitted)

11.1             Computation of Per Share Earnings

27.1             Financial Data Schedule