Form 10-Q
period 1996-06-30
TRANSITION SYSTEMS INC
filed 1996-08-09
CIK 1009301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark one)
    X                Quarterly Report Pursuant to Section 13 or 15 (d) of
   ---               the Securities Exchange Act of 1934
                     For the Quarterly Period Ended June 30, 1996 or

   --- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                     For the Transition Period from _____to_____

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

                   YES X                     NO
                      ---                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         OUTSTANDING AT
                CLASS                                    JULY 22, 1996
                -----                                    --------------
           Common Stock,                                  16,631,514
           $.01 par value                                 shares

           Non-Voting Common Stock,                       356,262
           $.01 par value                                 shares

                            TRANSITION SYSTEMS, INC.
                FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30,1996

                                TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------
                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

        Consolidated Balance Sheets as of
        June 30, 1996 (unaudited) and September 30, 1995 .................3

        Consolidated Statements of Operations for the Three and
        Nine Months Ended June 30, 1996 and 1995 (unaudited) .............4

        Consolidated Statements of Cash Flows for the Nine
        Months Ended June 30, 1996 and 1995 (unaudited) ..................5

        Notes to Interim Consolidated Financial Statements ...............6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS ..............................8

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ................................12

SIGNATURES...............................................................13

                            TRANSITION SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                            JUNE 30,     SEPTEMBER 30,
                                              1996            1995
ASSETS                                    (unaudited)
Current assets:
    Cash and cash equivalents            $49,471,000     $ 3,844,000
    Short-term investments                         -       7,324,000
    Accounts receivable, net              13,268,000      11,551,000
    Other current assets                   2,246,000         867,000
    Deferred income taxes                  1,721,000       1,666,000
                                         -----------     -----------

           Total current assets           66,706,000      25,252,000
                                         -----------     -----------

Property and equipment, net                1,047,000       1,015,000
Capitalized software costs, net            1,412,000       1,462,000
Intangible assets, net                       109,000           8,000
                                         -----------     -----------

           Total assets                  $69,274,000     $27,737,000
                                         ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                     $ 1,224,000     $   693,000
    Accrued expenses                       4,365,000       4,023,000
    Accounts payable - affiliates                  -           9,000
    Income taxes payable                     150,000       1,284,000
    Deferred revenue                       5,604,000       5,035,000
                                         -----------     -----------

           Total current liabilities      11,343,000      11,044,000
                                         -----------     -----------
Deferred income taxes                        501,000         501,000
                                         -----------     -----------
           Total liabilities             $11,844,000     $11,545,000
                                         -----------     -----------

Commitments

Stockholders' equity:
    Common stock                             166,000         301,000
    Non-voting common stock                    3,000               -
    Non-voting common stock warrant          395,000               -
    Treasury stock                                 -      (1,471,000)
    Additional paid-in capital            39,106,000               -
    Retained earnings                     17,760,000      17,362,000
                                         -----------     -----------

           Total stockholders' equity     57,430,000      16,192,000
                                         -----------     -----------

           Total liabilities
           and stockholders' equity      $69,274,000     $27,737,000
                                         ===========     ===========


     The accompanying notes are an integral part of the consolidated financial statements.



                            TRANSITION SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended              Nine Months Ended
                                               -----------------------       ---------------------------

                                               June 30,       June 24,         June 30,       June 24,
                                                 1996           1995             1996           1995
                                               --------       --------         --------       --------
REVENUES:
    Software and implementation              $ 7,718,000    $ 6,004,000      $17,348,000    $12,942,000
    Maintenance                                2,384,000      1,912,000        6,830,000      5,409,000
                                             -----------    -----------      -----------    -----------
        Total revenues                        10,102,000      7,916,000       24,178,000     18,351,000
                                             -----------    -----------      -----------    -----------

Cost of Revenues:
    Software and implementation                1,827,000      1,554,000        5,335,000      4,473,000
    Maintenance                                  800,000        573,000        2,322,000      1,599,000
Research and development                         816,000        686,000        2,444,000      1,978,000
Sales and marketing                            1,156,000      1,288,000        3,177,000      3,012,000
General and administrative                       770,000        565,000        1,996,000      1,735,000
Compensation charge                                    -              -        3,024,000              -
                                             -----------    -----------      -----------    -----------
        Total operating expenses               5,369,000      4,666,000       18,298,000     12,797,000
                                             -----------    -----------      -----------    -----------

Income from operations                         4,733,000      3,250,000        5,880,000      5,554,000
Interest income                                  468,000        127,000          677,000        294,000
Interest expense                                (337,000)             -       (1,236,000)             -

                                             -----------    -----------      -----------    -----------
Income before income taxes                     4,864,000      3,377,000        5,321,000      5,848,000
Provision for income taxes                     1,994,000      1,478,000        2,182,000      2,545,000

                                             -----------    -----------      -----------    -----------
Income before extraordinary item               2,870,000      1,899,000        3,139,000      3,303,000

Extraordinary item:
    Loss on early extinguishment of debt,
    net of taxes                              (2,149,000)             -       (2,149,000)             -
                                             -----------    -----------      -----------    -----------

Net income                                       721,000      1,899,000          990,000      3,303,000

Series A non-voting preferred stock
      dividends                                  593,000              -          593,000              -
                                             -----------    -----------      -----------    -----------

Net income allocable to common
      stockholders                           $   128,000    $ 1,899,000      $   397,000    $ 3,303,000
                                             ===========    ===========      ===========    ===========

Income per share:
    Income before extraordinary item         $      0.15    $      0.10      $      0.20    $      0.21
    Extraordinary item                       $     (0.11)   $         -      $     (0.13)   $         -
    Net income allocable to common
      stockholders                           $      0.01    $      0.10      $      0.02    $      0.21

Weighted average common shares
      outstanding                             19,629,000     19,629,000(1)    15,931,000     15,931,000(1)



(1) See Note 2 of Notes to Interim Consolidated Financial Statements.

     The accompanying notes are an integral part of the consolidated financial statements.

                            TRANSITION SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                       Nine Months Ended
                                                                       -----------------

                                                                     June 30,      June 24,
                                                                       1996          1995
                                                                     --------      --------
Cash flows from operating activities:
   Net income                                                         990,000     3,303,000
   Adjustments to reconcile net income to net cash provided by operating activities:
   Extraordinary item                                               3,642,000             -
   Deferred income taxes                                              (55,000)     (242,000)
   Depreciation and amortization                                    1,033,000     1,046,000
   Compensation charge in connection with the Recapitalization      3,024,000             -
   Compensation charge related to options                              52,000             -
  Changes in operating assets and liabilities:
   (Increase) in accounts receivable                               (1,717,000)   (2,908,000)
   (Increase) in other current assets                              (1,379,000)     (648,000)
   Increase (decrease) in accounts payable                            531,000       (81,000)
   Increase (decrease) in accrued expenses                            342,000        (7,000)
   Increase (decrease) in income taxes payable                     (1,132,000)      837,000
   (Decrease) in due to affiliates                                     (9,000)      (51,000)
   Increase in deferred revenue                                       569,000     1,101,000
                                                                 ------------    ----------
             Net cash provided by operating activities              5,891,000     2,350,000

Cash flows provided by (used by) investing activities:
   Purchases of investments                                                 -    (5,617,000)
   Maturities of investments                                        7,324,000     1,886,000
   Purchase of property and equipment                                (414,000)     (310,000)
   Additions to capitalized software costs                           (525,000)     (525,000)
   Additions to intangible assets                                      (9,000)            -
                                                                 ------------    ----------
             Net cash provided by investing activities              6,376,000    (4,566,000)

Cash flows provided by (used by) financing activities:
   Proceeds from initial public offering                          114,468,000             -
   Redemption of Series A preferred stock                         (20,000,000)            -
   Payment of Series A preferred stock dividends                     (593,000)            -
   Proceeds of issuance of debt                                    49,605,000             -
   Early extinguishment of debt                                   (50,000,000)            -
   Net proceeds from issuance of Preferred Stock                   53,585,000             -
   Purchase of Common Stock                                      (111,410,000)            -
   Payment of fees related to Recapitalization                     (3,336,000)            -
   Exercise of options                                                767,000             -
   Proceeds from warrants issued                                      395,000             -
   Equity issuance costs                                             (121,000)            -
                                                                 ------------    ----------
             Net cash provided by financing activities             33,360,000             -

Net increase (decrease) in cash and cash equivalents               45,627,000    (2,216,000)

Cash and cash equivalents - beginning of period                     3,844,000     5,616,000
                                                                 ------------    ----------
Cash and cash equivalents - end of period                          49,471,000     3,400,000
                                                                 ============    ==========
Supplemental information:
   Income taxes paid                                                2,488,000     2,429,000
   Interest paid                                                    1,119,000

     The accompanying notes are an integral part of the consolidated financial statements.

                            TRANSITION SYSTEMS, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, except for the effects of the Recapitalization and initial public offering, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 1995 which are contained in the Company's Registration Statement on Form S-l, File No. 333-01758, as declared effective by the Securities and Exchange Commission on April 17, 1996. The results of operations for the three and nine months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year ending September 30, 1996. The Company changed its fiscal year end from the last Saturday of September of each year, to September 30. The change is effective commencing with the quarter ending June 30, 1996. In the future, quarters will end on December 31, March 31, June 30, and September 30.

2. COMPUTATION OF EARNINGS PER SHARE

Net income allocable to common stockholders is computed based upon the weighted average number of common shares and common equivalent shares outstanding during each period. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. Net income allocable to common stockholders for the three and nine month periods ended June 24, 1995, on a proforma basis, gives effect to the issuance of common stock in the Company's Recapitalization and initial public offering. In accordance with the Securities and Exchange Commissions Staff Accounting Bulletin No. 83 ("SAB 83") all common and common equivalent shares and other potentially dilutive instruments, including stock options, warrants and preferred stock issued during the twelve-month period prior to the filing date of the Company's Registration Statement for its initial public offering have been included in the calculation as if they were outstanding for all periods presented.

3. INITIAL PUBLIC OFFERING

On April 18, 1996 the Company completed an initial public offering of 6,900,000 shares of its common stock which generated net proceeds of $114.5 million. A substantial part of the proceeds were used to redeem $20.6 million of Series A Preferred Stock and accrued dividends, to repay the $34.7 million outstanding principal amount and accrued interest under the secured term loan facility, to repay the $10.3 million outstanding principal amount and accrued interest under the senior subordinated notes and to repay the $5.1 million outstanding principal amount and accrued interest under the Company's revolving credit facility.

4. EXTRAORDINARY ITEM

In the three months ended June 30, 1996, the Company incurred an extraordinary loss of $2,149,000 representing the after tax effect of the write-off of $3,642,000 of unamortized capitalized financing costs. These costs were attributable to indebtedness incurred in the Recapitalization that was repaid out of the proceeds of the Company's initial public offering.

5. PREFERRED STOCK DIVIDEND

The holders of the Series A Preferred Stock (issued in connection with the Recapitalization on January 24,1996) were entitled to receive, when and as declared by the Board of Directors, out of funds legally available therefor, preferential cumulative dividends at the rate of 12% per annum. The Company was not obligated to pay dividends prior to the redemption of the Series A Preferred Stock, and no dividends were declared by the Board. The Series A Preferred Stock was subject to mandatory redemption, provided funds were legally available therefor, upon the closing of an initial public offering or the sale of the Company, but in no event later than January 2006. Upon the closing of the Company's initial public offering, on April 23, 1996, at which time funds became legally available for the redemption of the Series A Preferred Stock and payment of dividends, the Company redeemed in full the Series A Preferred Stock and accrued and paid dividends thereon from the date of the Recapitalization.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- --------------------------------------------------------------------------
OPERATIONS
- ----------


This Prospectus contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that may contribute to such differences include those listed under "Risk Factors" in the Company's Registration Statement on Form S-1, File No. 333-01758, as declared effective by the Securities and Exchange Commission on April 17, 1996.

The following information should be read in conjunction with the consolidated financial statements included herein and the notes thereto.

OVERVIEW
- --------

The Company provides integrated clinical and financial decision support systems to hospitals, integrated delivery systems and other health care institutions. The Company was founded in 1985 to apply management control techniques to the health care delivery process, with the objective of improving quality and lowering costs.

The Company has experienced a seasonal pattern in its operating results, in which the first quarter of each fiscal year typically has the lowest revenue and net income, frequently lower than the last quarter of the previous fiscal year, and the fourth quarter typically has the highest revenue and net income. While the Company has taken steps to moderate this seasonal pattern, there can be no assurance that it will be able to eliminate the seasonality of its operating results.

The Company's revenues are derived from sales of software licenses and related implementation services and of software maintenance. Software and implementation revenues are generally accounted for using the percentage of completion method based principally upon progress and performance as measured by achievement of contract milestones. Software maintenance fees, which are generally received annually in advance, are recorded as deferred revenue on the Company's balance sheet and are recognized as revenue ratably over the life of the contract.

RESULTS OF OPERATIONS
- ---------------------

REVENUES

The Company's total revenues increased 28% to $10.1 million for the three months ended June 30, 1996 from $7.9 million for the same period in the prior year. For the nine months ended June 30, 1996 total revenues increased 32% to $24.2 million from $18.4 million for the same nine month period in the prior year. Software and implementation revenue increased 29% to $7.7 million for the three months ended June 30, 1996 from $6.0 million for the same period in the prior year, and increased 34% to $17.4 million for the nine months ended June 30,1996 from $12.9 million for the same period in the prior year. The increase in software and implementation revenue was due primarily to growth in sales to integrated delivery systems and increased penetration of the small hospital market through sales of the company's AS/400 and UNIX products. Maintenance revenue increased 25% to $2.4 million for the three months ended June 30, 1996 from $1.9 million for the same period in the prior year, and increased 26% to $6.8 million for the nine months ended June 30, 1996 from $5.4 million for the same period in the prior year. The growth in maintenance revenue is attributable to the growth in the Company's installed base.

COST OF REVENUE

Cost of software and implementation revenue consists primarily of the cost of third-party software that is resold by the Company or included in the Company's products, personnel costs, the cost of related benefits, travel and living expenses, costs of materials and other costs related to the installation and implementation of the Company's products, and amortization of capitalized software development costs. Cost of maintenance revenue consists primarily of maintenance costs associated with the third-party software included in the Company's products and personnel costs incurred in providing maintenance and technical support services to the Company's customers.

Cost of software and implementation revenue increased 18% to $1.8 million for the three months ended June 30, 1996 from $1.6 million for the same period in the prior year, and increased 18% to $5.3 million for the nine months ended June 30, 1996 from $4.5 million for the same period in the prior year. The increase in cost of software and implementation revenue was primarily due to higher royalty cost associated with third-party software, due to a greater proportion of revenue generated from the AS/400, UNIX, and Clinical ABCs products which have a higher content of third party software, and, to a lesser extent, to growth in the Company's implementation staff. Cost of maintenance revenue increased 40% to $0.8 million for the three months ended June 30, 1996 from $0.6 million for the same period in the prior year, and increased 45% to $2.3 million for the nine months ended June 30, 1996 from $1.6 million for the same period in the prior year. The increase was attributable primarily to higher third-party software maintenance costs incurred in the first year of a multi-year fixed fee software maintenance agreement and to growth in the Company's support staff.

RESEARCH AND DEVELOPMENT

Research and development expense increased 19% to $0.8 million for the three months ended June 30, 1996 from $0.7 million for the same period in the prior year, and increased 24% to $2.4 million for the nine months ended June 30, 1996 from $2.0 million for the same period in the prior year. The increase was primarily due to a net increase of six persons in the Company's research and development staff, principally to support the further development of its Transition II for Integrated Delivery Systems product, its Clinical ABCs product, and its AS/400 and UNIX products.

SALES AND MARKETING

Sales and marketing expense decreased 10% to $1.2 million for the three months ended June 30, 1996 from $1.3 million for the same period in the prior year. The decrease was primarily attributable to the timing of the Company sponsored annual user group conference which in fiscal 1995 took place during the three months ended June 30, 1995, but in fiscal 1996 took place earlier, during the three months ended March 30, 1996. Sales and marketing expense increased 5% to $3.2 million for the nine months ended June 30, 1996 from $3.0 million for the same period in the prior year. The increase was attributable to higher commission expense associated with higher software and implementation revenue and a net increase of two persons in the Company's sales and marketing staff. The Company is continuing to recruit additional sales and marketing personnel and expects that, as a result, sales and marketing expense, as a percentage of total revenue, will increase in the future.

GENERAL AND ADMINISTRATIVE

General and administrative expense increased 36% to $0.8 million for the three months ended June 30,1996 from $0.6 million for the same period in the prior year, and increased 15% to $2.0 million for the nine months ended June 30, 1996 from $1.7 million for the same period in the prior year. The increase was primarily due to increased costs related to becoming a public company.

OTHER OPERATING EXPENSES

Other operating expenses for the nine months ended June 30,1996 included a compensation charge of $3.0 million arising from the acquisition by the Company, in connection with the January 1996 Recapitalization, of shares of Common Stock issued to certain executive officers pursuant to the exercise of options.

NET INTEREST INCOME (EXPENSE)

Net interest income remained relatively unchanged at $0.1 million for the three months ended June 30, 1996 and June 24, 1995. For the three months ended
June 30,1996 interest income earned on the cash balances of the Company generated by the Company's initial public offering was partially offset by interest expense from debt associated with the Recapitalization of the Company in January 1996 which was repaid with proceeds received from the initial public offering in April 1996. During the nine months ended June 30, 1996 the Company had $0.6 million of net interest expense compared to $0.3 million of net interest income for the same period in the prior year. The increase in interest expense was due to an increase in debt outstanding associated with the Recapitalization of the Company in January 1996, which was partially offset by the interest income earned on the cash balances of the Company generated by the Company's initial public offering.

PROVISION FOR INCOME TAXES

The Company's effective income tax rate decreased to 41% from 43% for the three and nine months ended June 30, 1996 compared to the same period in the prior year. The decrease is due to certain provisions taken in the prior year.

EXTRAORDINARY ITEM

For the three and nine months ended June 30,1996, the Company incurred an extraordinary loss of $2.1 million representing the after tax effect of the write-off of $3.6 million of unamortized capitalized financing costs attributable to indebtedness incurred in the Recapitalization that was repaid out of the proceeds of the Company's initial public offering.

PREFERRED STOCK DIVIDEND

The holders of the Series A Preferred Stock (issued in connection with the Recapitalization on January 24,1996) were entitled to receive, when and as declared by the Board of Directors, out of funds legally available therefor, preferential cumulative dividends at the rate of 12% per annum. The Company was not obligated to pay dividends prior to the redemption of the Series A Preferred Stock, and no dividends were declared by the Board. The Series A Preferred Stock was subject to mandatory redemption, provided funds were legally available therefor, upon the closing of an initial public offering or the sale of the Company, but in no event later than January 2006. Upon the closing of the Company's initial public offering, on April 23, 1996, at which time funds became legally available for the redemption of the Series A Preferred Stock and payment of dividends, the Company redeemed in full the Series A Preferred Stock and accrued and paid dividends thereon from the date of the Recapitalization.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $49.5 million at June 30,1996 from $11.2 million at September 30, 1995. The increase is attributable primarily to the proceeds received from the Company's initial public offering of its common stock in April 1996.

On April 18, 1996 the Company completed its initial public offering of 6,900,000 shares of its common stock which generated net proceeds of $114.5 million. The proceeds were used to redeem $20.6 million of Series A Preferred Stock, to repay the $34.7 million outstanding principal amount and accrued interest under a secured term loan facility, to repay the $10.3 million outstanding principal amount and accrued interest under certain senior subordinated notes and to repay the $5.1 million outstanding principal amount and accrued interest under the Company's revolving credit facility.

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

The Company believes that the net proceeds from the common stock sold by the Company in its initial public offering in April 1996, together with available funds, cash generated from operations and its unused line of credit of $25 million, will be sufficient to finance the Company's operations and planned capital expenditures for at least the next twelve months. There can be no assurance, however, that the Company will not require additional financing during that time or thereafter.

                            TRANSITION SYSTEMS, INC.

                            PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         In April 1996, prior to its initial public offering, stockholders of the Company amended and restated the Company's Articles of Organization, amended and restated the By-Laws of the Company, approved and adopted the Amended and Restated Incentive and Non-Statutory Stock Option Plan and the Transition Systems, Inc. Employee Stock Purchase Plan, and reelected two Class I directors, two Class II directors and one Class III director. For a description of the matters considered at the April 1996 meetings of Stockholders, see Item 4, "Submission of Matters to a Vote of Security Holders" in the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 30, 1996 as filed with the Securities and Exchange Commission on May 31, 1996.

Item 6 Exhibits and Reports on Form 8-K

(a) EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION
- -------   -----------

 3.2      Amended and Restated Articles of Organization of the Company*

 3.4      Amended and Restated By-Laws of the Company*

 4.1      Specimen certificate for the Common Stock*

11.1      Computation of Earnings Per Share

27.1      Financial Data Schedule

(b) REPORTS ON FORM 8-K

          None.


- -------------
*Incorporated by reference to the similarly numbered exhibits to the Company's Registration Statement on Form S-l, File No. 333-01758, as declared effective by the Securities and Exchange Commission on April 17, 1996.

                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Transition Systems, Inc.
                               (Registrant)



Dated:     August 9, 1996       /s/Robert F. Raco
                                ----------------------------------------------
                                Robert F. Raco
                                President, Chief Executive Officer and Director
                                (principal executive officer)



Dated:     August 9, 1996       /s/Robert E. Kinney
                                ----------------------------------------------
                                Robert E. Kinney
                                Chief Financial Officer
                                (principal financial and accounting officer)