Form 10-K405
period 1996-09-30
TRANSITION SYSTEMS INC
filed 1996-12-24
CIK 1009301

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------
                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended September 30, 1996

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-28182
                                                -------

                            TRANSITION SYSTEMS, INC.
                            ------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          MASSACHUSETTS                                   04-2887598
          -------------                                   ----------
          (State or Other Jurisdiction                    (I.R.S. Employer
          of Incorporation or Organization)               Identification Number)

          ONE BOSTON PLACE, BOSTON, MASSACHUSETTS            02108
          ---------------------------------------         ----------
          (Address of Principal Executive Offices)        (Zip Code)

     Registrant's Telephone Number, including Area Code:  (617) 723-4222
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             -----     -----

     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      [X]

     As of December 13, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $110,137,904, based on the last sale price of such stock on such date, as reported by the Nasdaq National Market. For purposes of the foregoing calculation, the Company has assumed that each director, executive officer and holder of 5% or more of the voting stock of the Company is an affiliate. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of December 13, 1996, there were outstanding 16,868,057 shares of common stock, $.01 par value per share (the "Common Stock"), and 356,262 shares of non-voting common stock, $.01 par value per share (the "Non-Voting Common Stock").

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on February 11, 1997 are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1A.   RISK FACTORS

           THIS FORM 10-K CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). THESE FORWARD-LOOKING STATEMENTS REPRESENT THE COMPANY'S BELIEFS, EXPECTATIONS AND INTENTIONS CONCERNING FUTURE EVENTS, INCLUDING, WITHOUT LIMITATION, FINANCIAL MATTERS, PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, PRODUCTS AND SERVICES, THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY, AND THE ASSUMPTIONS UNDERLYING SUCH BELIEFS, EXPECTATIONS AND INTENTIONS. THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THIS FORM 10-K ALSO CONTAINS OTHER FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE NOT GUARANTIES OF FUTURE PERFORMANCE, AND INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE THE COMPANY'S FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY. MANY OF SUCH FACTORS ARE BEYOND THE COMPANY'S ABILITY TO CONTROL OR PREDICT. READERS ARE ACCORDINGLY CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS WHETHER IN RESPONSE TO NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. THESE FORWARD-LOOKING STATEMENTS ARE FURTHER QUALIFIED BY IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, THOSE DISCUSSED IN THE FOLLOWING RISK FACTORS.

           FLUCTUATIONS IN ANNUAL AND QUARTERLY PERFORMANCE. The Company has experienced a seasonal pattern in its operating results, in which the first quarter of each fiscal year typically has the lowest revenue and net income, frequently lower than the last quarter of the previous fiscal year, and the fourth quarter of each fiscal year typically has the highest revenue and net income. The Company believes that this seasonal pattern is attributable in part to its sales compensation programs, which historically have been based on the attainment of fiscal year goals. The Company's revenue can be expected to vary significantly as a result of changes in order backlog, cancellation or postponement of product deliveries, fluctuations in demand for existing products and delays in the implementation of the Company's products, whether caused by the Company or the customer. The Company relies on sales under large contracts of a small number of products to a small number of customers, and the sales cycles for most of the Company's products are long and difficult to predict, resulting in variability of its revenues. The unpredictability of revenues could in any quarter result in a shortfall relative to quarterly expectations. A significant portion of the Company's expenses are relatively fixed and are based in large part on the Company's forecasts of future sales. If revenues are below expectations in any given period, the Company's inability to adjust spending to compensate fully for the lower revenues may magnify the adverse effect of such a shortfall on the Company's operating results. Other factors which may contribute to fluctuations in operating results include: the Company's ability to develop, introduce and market new products and product enhancements and the timing and extent of any market acceptance of such products; the Company's ability to respond to new product introductions and price reductions by its competitors; the timing, cancellation or rescheduling of significant orders; the availability of third-party software provided in conjunction with the Company's products and changes in the cost of such third-party software; the Company's ability to attract, retain and motivate qualified personnel; the timing and amount of research and development and other expenditures by the Company; and general economic conditions. Delays in material payments under customer contracts could adversely affect the availability of funds for the Company and could result in the need for additional borrowing to fund current operations. Additionally, any delays in the Company's performance under these contracts could have a material adverse effect on period-to-period earnings. Accordingly, the Company believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.

           LONG SALES AND IMPLEMENTATION CYCLES. The Company's sales process is often subject to delays associated with the lengthy approval process that typically accompanies a customer's significant capital expenditures. During this process, the Company expends substantial time, effort and funds demonstrating the product, preparing a contract proposal and negotiating the contract. Any failures by the Company to procure a signed agreement after expending significant time, effort and funds could have a material adverse effect on the Company's business, financial condition and results of operations. Even after an agreement has been signed, the implementation of the Company's software products generally requires a significant commitment of resources by the Company and by the customer. Full implementation of the Company's Transition II software system at a customer site typically takes from three to twelve months. The length of time required to complete an implementation depends on many factors, some of which are outside the control of the Company, including the state of the customer's existing information systems and the customer's ability to commit the personnel and other resources necessary to complete elements of the implementation process for which the customer is responsible. In certain instances, the implementation process has been prolonged substantially as a result of delays attributable to the customer. The Company's agreements with certain of its customers provide for a reduction in the implementation fee if, among other things, the Company fails to meet certain implementation milestones on a timely basis. Delays in implementation of substantial contracts have in the past contributed, and may in the future contribute, to the Company's failure to achieve expected revenue levels in a given quarter. The failure of the Company to maintain timely and cost-efficient implementation procedures could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1B. Business -- Sales and Marketing" and "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

           DEPENDENCE ON KEY PERSONNEL. The Company's future success depends to a significant extent on its executive officers, including Robert F. Raco, Donald
C. Cook and Christine Shapleigh, M.D., who have been with the Company since its inception, and certain other senior operational, technical and sales and marketing personnel. The loss of the services of any of these individuals could have a material adverse effect on the Company's business, financial condition and results of operations. Although each of the three named individuals has signed an employment agreement with the Company which includes non-competition covenants, there can be no assurance that any of these individuals or any other key employee will not voluntarily terminate his or her employment with the Company. The Company believes that its future success will also depend significantly on its ability to attract, motivate and retain additional highly-skilled operational, technical and sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, assimilating and retaining the personnel required to grow and operate profitably.

           DEPENDENCE ON A LIMITED NUMBER OF PRODUCTS. The Company expects to derive a significant portion of its revenues in fiscal 1997 and in future years from a limited number of products and services. Most of this revenue is expected to derive from licenses of the Company's core Transition II system and a limited number of other add-on products and services related to Transition II. As a result, the reduction, delay or cancellation of orders for this product would have a material adverse effect on the Company's business, financial condition and results of operations.

           DEPENDENCE ON NEW PRODUCTS; TECHNOLOGICAL OBSOLESCENCE. The Company's success has depended and will continue to depend on its ability to develop and introduce new products and enhanced versions of existing products in response to rapidly changing demand for technologically-advanced decision support systems for the health care industry. The development of new and enhanced products for this market is a complex and uncertain process requiring high levels of innovation and accurate anticipation of technological and market trends. There can be no assurance that the Company will be able to innovate, develop or market new products and product enhancements successfully, that any new products or product enhancements will gain market acceptance or that the Company will be able to respond effectively to technological changes or product announcements by competitors. The Company's failure to do any of these things could have a material adverse effect on the Company's business, financial condition and results of operations.

           INTENSELY COMPETITIVE MARKET. The market for health care information systems and services is intensely competitive and rapidly evolving. The Company competes directly with vendors of decision support systems for health care providers, a number of which are larger than the Company. Other vendors of health care information systems, including vendors currently targeting decision support systems for payors, may enter the markets in which the Company competes. The Company also faces competition from internal management information systems departments of large hospital networks, many of which have developed or may develop financial and clinical outcomes management systems or other cost control solutions. The Company believes that the principal competitive factors influencing the market for its products include vendor and product reputation, product architecture, functionality and features, ease of use, rapidity of implementation, quality of customer support, product performance and price. There can be no assurance that the Company will be able to compete successfully with respect to any of these factors. Moreover, many of the Company's current and prospective competitors have substantially greater financial, technical, managerial, sales, marketing and other resources than the Company and may be able to respond more effectively to new or emerging technologies and changes in customer requirements, initiate or withstand significant price decreases or devote greater resources to the development, promotion and sale of their products than the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase their ability to offer products that address the needs of the Company's customers. New competitors or new alliances among competitors may emerge and quickly acquire market share. Competition may result in significant price reductions, decreased gross margins, loss of market share and reduced acceptance of the Company's products. The Company has on occasion experienced price pressure attributable to competition. There can be no assurance that the Company will be able to compete successfully in the future or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1B.
Business -- Research and Product Development" and " -- Competition."

           CONSOLIDATION AND UNCERTAINTY IN THE HEALTH CARE INDUSTRY. Many health care providers are consolidating to create larger health care delivery enterprises with greater regional market power. Such consolidation could erode the Company's target market. In addition, the resulting enterprises could have greater bargaining power, which could erode the price of the Company's products and services. The reduction in the size of the Company's target market or the failure of the Company to maintain adequate price levels could have a material adverse effect on the Company's business, financial condition and results of operations. The health care industry is also subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of participants in the health care industry. During the past several years, the United States health care industry has been subject to an increase in governmental regulation and reform proposals. These reforms, if enacted, may increase governmental involvement in health care, lower reimbursement rates and otherwise change the operating environment for the Company's customers. Health care industry participants may react to these proposals and the uncertainty surrounding them by curtailing or deferring investments, including those for the Company's products and services. The Company cannot predict with any certainty what impact, if any, such legislative or market-driven reforms could have on its business, financial condition and results of operations. See "Item 1B. Business -- Industry Background."

           RISKS ASSOCIATED WITH SIGNIFICANT GOVERNMENT CONTRACT. The Company derived approximately 28.1%, 5.7% and 7.0% of its revenues in fiscal 1994, 1995 and 1996, respectively, from a single contract, with subsequent modifications, entered into with the United States Department of Veterans Affairs (the "VA"). There can be no assurance that the VA will continue to purchase the Company's products and services in similar amounts. Changes in the VA's procurement priorities or significant reductions or delays in procurement of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the VA cannot make all the payments required under the contract without the appropriation of the necessary funds through the Congressional budget process. Shutdowns of the United States government could lead to delays in the procurement process and could contribute to a failure to appropriate funds. There can be no assurance that the VA will not exercise its contractual right to terminate the contract at will or that the necessary funds will be appropriated.

           QUALITY ASSURANCE AND PRODUCT ACCEPTANCE. Although the Company devotes substantial resources to producing highly reliable software, the Company's software and third-party software offered by the Company may from time to time contain errors. Any such error could result in a loss of valid data, delay in installation or delay in product releases. Because the reliability of the Company's products is important to its customers, such errors or delays could have a material adverse effect on the continued market acceptance of the Company's products, could expose the Company to claims from customers and third parties and could result in a material adverse effect on the Company's business, financial condition and results of operations. Although the Company's license agreements with customers contain contractual limitations on liability, there can be no assurance that such contractual provisions will provide adequate protection against claims that may be asserted against the Company.

           DEPENDENCE ON PROPRIETARY TECHNOLOGY; RISK OF INFRINGEMENT. The Company's ability to compete effectively depends to a significant extent on its ability to protect its proprietary information. The Company relies primarily on copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company has not filed any patent applications with respect to its intellectual property. The Company generally enters into confidentiality agreements with its consultants and employees and generally limits access to and distribution of its technology, software and other proprietary information. Although the Company intends to defend its intellectual property, there can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. The Company is also subject to the risk of alleged infringement by it of intellectual property rights of others. Although the Company is not currently aware of any material infringement claims with respect to the Company's current or future products, there can be no assurance that third parties will not assert such claims. Any such claims could require the Company to enter into license arrangements or could result in protracted and costly litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms. Furthermore, litigation may be necessary to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1B.
Business -- Intellectual Property."

           DEPENDENCE ON THIRD-PARTY TECHNOLOGY LICENSES. The Company's products are dependent upon licenses from a number of third-party vendors, including Praxis International, Inc., Oracle Corporation, Sterling Software (United States of America), Inc. and HCIA Inc. ("HCIA"), with respect to certain database management systems ("DBMSs"), other software components and clinical benchmarking data. Most of these licenses expire within one to four years, can be renewed only by mutual consent and may be terminated if the Company breaches the terms of the license and fails to cure the breach within a specified period of time. There can be no assurance that such licenses will continue to be available to the Company on commercially reasonable terms, if at all. The loss of or inability to maintain any of these licenses could result in the discontinuation of, or delays or reductions in, product shipments unless and until equivalent technology is identified, licensed and integrated with the Company's software. Any such discontinuation, delay or reduction would have a material adverse effect on the Company's business, financial condition and results of operations. Most of the Company's third-party licenses, including its license from New England Medical Center, Inc. ("NEMC") for the original version of the Transition I software, are non-exclusive, and there can be no assurance that the Company's competitors will not obtain licenses to and utilize such technology in competition with the Company. There can be no assurance that the vendors of technology utilized in the Company's products will continue to support such technology in its current form, nor can there be any assurance that the Company will be able to modify its own products to adapt to changes in such technology. In addition, there can be no assurance that financial or other difficulties that may be experienced by such third-party vendors will not have a material adverse effect upon the technologies incorporated in the Company's products, or that, if such technologies become unavailable, the Company will be able to find suitable alternatives.

           RISK OF PRODUCT LIABILITY CLAIMS. Certain of the Company's products provide applications that relate to patient medical histories and treatment plans. Any failure by the Company's products to provide accurate and timely information could result in product liability claims against the Company by its customers or their patients. A successful claim brought against the Company could have a material adverse effect on the Company's business, financial condition and results of operations. Even unsuccessful claims could result in the expenditure of funds in litigation, as well as diversion of management time and resources. To date, no product liability claims have been made against the Company. Nonetheless, there can be no assurance that the Company will not be subject to such claims.

           RISKS ASSOCIATED WITH IDENTIFYING AND INTEGRATING ACQUISITIONS. The Company intends to grow, in part, through acquisitions of complementary products, technologies and businesses. The

Company's ability to expand successfully through acquisitions depends on many factors, including the successful identification and acquisition of products, technologies or businesses and management's ability to integrate and operate the acquired products, technologies or businesses effectively. There is significant competition for acquisition opportunities in the health care information systems industry, which may intensify due to consolidation in the industry. The Company will compete for acquisition opportunities with other companies that have significantly greater financial and managerial resources. There can be no assurance that the Company will be successful in acquiring any complementary products, technologies or businesses or that the Company will be able to integrate successfully any acquired products, technologies or businesses into its current business and operations. The failure to integrate successfully any significant products, technologies or businesses could have a material adverse effect on the Company's business, financial condition and results of operations.

           RISKS ASSOCIATED WITH GOVERNMENT REGULATORY PROPOSALS. The United States Food and Drug Administration (the "FDA") has promulgated a draft policy for the regulation of certain computer products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act (the "FDC Act"). To the extent that particular computer software is determined to be a medical device under the policy, developers and vendors of such software could be required, depending on the product, to: (i) register and list their products with the FDA; (ii) notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products; or (iii) obtain FDA approval by demonstrating safety and effectiveness before marketing a product. In addition, such products would be subject to the FDC Act's general controls, including those relating to good manufacturing practices and adverse experience reporting. Although it is not possible to anticipate the final form of the FDA's policy, the Company expects that, whether or not the draft is finalized, the FDA is likely to become increasingly active in regulating computer software that is intended for use in health care settings. The FDA, if it chooses to regulate such software, can impose extensive requirements governing pre- and post-market conditions such as device investigation, approval, labeling and manufacturing. Compliance with such requirements, if imposed, could be burdensome, time-consuming and expensive. There can be no assurance that such further regulation, if adopted, will not have a material adverse effect on the Company's business, financial condition and results of operations.

           CONTROL BY EXISTING STOCKHOLDERS. As of December 13, 1996, the Company's directors and executive officers and their affiliates beneficially owned approximately 43% of the Company's outstanding voting Common Stock. As a result, these stockholders, if acting together, may have the ability to significantly influence the election of the Company's directors or the outcome of corporate actions requiring stockholder approval.

           POSSIBLE VOLATILITY OF STOCK PRICE. Prior to April 18, 1996, there was no public market for the Common Stock and there can be no assurance that an active public market for the Common Stock will be sustained. The market price of the Common Stock has been, and could in the future be, subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, trends in, or changes in priorities with respect to health care spending in the United States and certain other countries and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices for many high technology companies. These broad market fluctuations may adversely affect the market price of the Common Stock. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters--Price Range of Common Stock."

           EFFECT OF CERTAIN CHARTER AND BY-LAW PROVISIONS AND ANTI-TAKEOVER PROVISIONS; POSSIBLE ISSUANCES OF PREFERRED STOCK. The Company's Articles of Organization, its By-Laws and certain Massachusetts laws contain provisions that may discourage acquisition bids for the Company and that may reduce the temporary fluctuations in the trading price of the Common Stock which are caused by accumulations of stock, thereby depriving stockholders of certain opportunities to sell their stock at temporarily higher prices. The Company's Articles of Organization permit the issuance of shares of Preferred Stock without stockholder approval and upon such terms as the Board of Directors may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding stock of the Company. The Company has no present plans to issue any shares of Preferred Stock.

           ABSENCE OF DIVIDENDS. The Company does not anticipate paying cash dividends on the Common Stock in the foreseeable future. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters--Dividends."

ITEM 1B.   BUSINESS

           TSI provides integrated clinical and financial decision support systems for hospitals, integrated delivery systems and other health care institutions. The Company's products enable its customers to analyze clinical, operational and financial information gathered from throughout an enterprise and to measure daily performance down to the individual patient level. This information can be used by senior executives, financial managers, department managers, chief medical officers, clinicians and others to manage the quality and cost of care. The Company believes its products offer a unique combination of activity-based clinical management capabilities and patient-level cost and process of care information in an open architecture environment.

INDUSTRY BACKGROUND

           Pressure by employers, health insurers and government payors to control health care costs is driving a movement towards managed care and new forms of reimbursement for health care providers. These new managed care reimbursement models, including capitation, case rates, per diems and other fixed payment arrangements, are shifting the financial risk of providing care from payors to providers. Payors are also demanding that providers differentiate their services by demonstrating quality of care. These and other pressures are leading to industry consolidation and the formation of multi-entity provider networks, including integrated delivery systems ("IDSs").

           These changes have altered the information needs of health care providers trying to compete in this new environment. Institutions must understand their costs in order to manage the profitability of their clinical processes and their many types of managed care contracts. Institutions also need to be able to compare practice patterns and outcomes of different clinicians or affiliated providers and to monitor utilization and outcomes on a continuous basis.

           The existing information systems installed in most provider organizations were developed to meet the needs of providers in a fee-for-service environment. These systems are typically transaction-based departmental systems (e.g., laboratory, pharmacy, radiology and nursing) focused on recording billing information for a single department. They are suitable primarily for collecting financial data, rather than for analyzing clinical and operational information. Existing departmental systems generally have been designed to operate as stand-alone systems and typically are limited in their ability to share data. Because these legacy systems do not integrate clinical, operational and financial data across the enterprise, they do not provide the information the Company believes is necessary for managers or clinicians to evaluate the cost of care by patient, clinical specialty or episode of care. Further, these systems were designed mainly to capture charges in a fee-for-service environment, rather than to lower costs, improve utilization and demonstrate quality.

THE TSI SOLUTION

           TSI provides an enterprise-wide solution for clinical and financial management. Its products integrate the institution's clinical, operational and financial data and make it available at all levels of an organization, while preserving an institution's investment in its existing, transaction-based departmental systems. TSI's products are built upon activity-based management principles that have proven successful in other industries but have not been widely applied within the health care industry.

           The Company's products apply the principle of "analyze, plan and measure" in a continuous feedback system. The products provide easy-to-use tools to analyze each clinician's patient-level data, plan appropriate protocols for process of care, cost and outcomes and concurrently measure variances from these protocols. By evaluating these variances, a customer can continuously identify opportunities for improvement, refine the protocols and re-engineer the process of care to enhance outcomes and reduce costs. TSI's products are differentiated from other health care information systems by their application of this continuous feedback methodology and by their ability to offer enterprise-wide solutions rather than address only subsets of an organization's information needs.

           TSI's products are based on an open, three-tiered client/server architecture, providing high flexibility and ease-of-use. TSI's products run in a Windows client environment and support multiple server platforms, including mainframes, AS/400s and UNIX-based systems.

PRODUCTS

           TSI's initial product, Transition I, was introduced in 1985. Since 1985, TSI has developed new products on a regular basis. The Company's current product offerings are as follows:

           Transition II. At the core of the Transition family of products is Transition II, an integrated decision support system designed to provide the clinical, operational and financial information that is needed to manage and improve the delivery of care. Together, the clinical and financial components of Transition II enable an organization to: (i) delineate responsibility and accountability for managing costs; (ii) control resource utilization and reduce costs; (iii) measure variances from rules-based protocols on a daily basis; (iv) manage a mix of complex reimbursement contracts by case or member; (v) analyze and measure quantifiable improvements in the patient care process; and (vi) develop clinical and departmental budgets and variance analyses that adjust for actual volume and mix.

           Transition II creates a clinical and financial data repository by integrating data from across the enterprise. The system gathers information from the many departmental information systems within the organization through interfaces that enable concurrent updating of distributed data. Transition II analyzes this data in order to determine the patient-level costs of care and identify areas for improvement. This information allows the organization to evaluate its cost structure, make changes in clinical processes to reduce costs and accurately price reimbursement contracts on a profitable basis. Transition II also analyzes and measures clinical process and outcomes data, identifying the practice patterns that most consistently result in the highest quality at the lowest cost. In addition, the system includes capabilities for case mix, reimbursement and utilization management, cost and profitability analysis, strategic planning, modeling and forecasting.

           Transition II for Integrated Delivery Systems. TSI has developed Transition II for the Integrated Delivery System to meet the needs of emerging integrated delivery systems. This product incorporates the functionality of Transition II and extends it across multiple entities. It also adds capabilities designed to meet the special needs of integrated delivery systems, such as analyses focusing on groups of patient-members and their associated health care activities. Different types of members can be categorized, for example, by disease type, age, sex, insurance product or employer.

           Transition II for Integrated Delivery Systems includes tools to: (i) measure and monitor the cost and quality of care longitudinally and determine where in a provider network appropriate care can be provided most cost effectively; (ii) manage the financial risks of capitation; (iii) provide risk pool accounting and management both centrally and to physician groups; and (iv) manage physician panels and determine panel sizing.

           Transition for Quality. TSI's Transition for Quality product offers additional tools that complement the analytical power of Transition II's clinical component. Transition for Quality offers on-line case management. With Transition for Quality, an organization can define a broad range of quality issues and identify cases for review and follow up based on outcome measures and variance from critical paths. Using this information, the organization can concurrently monitor the progress and outcomes of cases and intervene in response to automatic alerts.

           Resolver Master Patient Index. TSI's Resolver Master Patient Index centrally identifies and consolidates multiple patient identifiers across an enterprise and resolves them to a common master patient index for use both by TSI applications and by other applications used by the organization.

           Clinical ABCs. Clinical ABCs is a benchmarking product and service that enables an organization to compare its clinical operations to peer and benchmark standards, measured on the basis of cost, rather than historical charges. The product uses comparative data methodologies developed through a strategic alliance with HCIA, a leader in clinical benchmarking. As a result, TSI's customers can compare their cost and processes of care to clinically determined benchmarks from a nationwide database. Clinical ABCs offers features that will help an organization quantify its opportunity for cost savings. It also helps accomplish physician acceptance of clinical initiatives by providing detailed information comparing the physicians' clinical practices to those of their peers and to the benchmark.

SERVICES AND SUPPORT

           Implementation assistance. Almost all new sales of products and many sales of add-on products include implementation assistance. Implementation is carried out by a team of specialists who oversee the process on-site. Implementation of Transition II typically takes from three to twelve months.

           Software maintenance contracts. TSI offers software maintenance contracts for all software products. Under these contracts, TSI provides ongoing support, including updates and enhancements to the software modules and telephone access to a Help Desk staffed by an experienced team of support professionals.

           Consulting services. TSI also offers post-implementation consulting services intended to assist customers in maximizing the benefits available through the use of the Transition family of products. TSI's staff can assess performance of the customer's system and advise the customer on its growing needs. While these services do not currently constitute a major source of revenue, the Company believes they have the potential to grow in importance.

           Integration services. TSI offers data extraction services to develop the conversion protocols necessary to obtain data feeds from an organization's source systems, so as to enable data from these source systems to be integrated with data from TSI applications. Typical extractions are from general ledger, payroll, admission/discharge/transfer, medical records abstracting and various departmental systems.

CUSTOMERS

           TSI's customers include a broad range of hospitals, integrated delivery systems and managed care organizations in the United States and around the world. The Company's products are installed at more than 750 customer sites.

TECHNOLOGY

           TSI's client/server architecture provides the power and flexibility of distributed data and processing combined with a wide range of user platforms. The core Transition II system comprises a broad range of integrated applications that draw from a central repository of patient-level clinical and financial data. It features an open, three-tiered client/server architecture that includes, at the client level, a Microsoft Windows-compliant point-and-click interface. The Company believes these features differentiate Transition II from other available decision support products.

           Multiple Platforms. Transition II and related products are designed to operate with a Variety of hardware platforms, operating systems and database management systems. A customer can choose among IBM 370/390 mainframes running the Praxis Model 204 DBMS; the mid-range IBM AS/400 with its native DB2/400 DBMS; or UNIX servers, including the Hewlett-Packard HP9000 and IBM RS/6000, running Oracle or Informix DBMSs. Consequently, Transition II provides a practical and affordable solution for small and mid-size group health plans and community hospitals as well as large teaching hospitals and vertically-integrated health care delivery systems.

           Three-tiered Client/server Architecture. Transition II employs a three-tiered computing Architecture in which workstations (clients) and host-servers share the work of managing and processing information. This client/server environment allows a user to realize greater processing efficiency at a lower cost than traditional terminal/host or PC-LAN configurations.

           The Data Server tier pulls data from an organization's disparate transaction system databases and other data sources and batch processes it daily into a value-added data repository. This tier performs the processing necessary to calculate unit costs, reimbursement, quality indicators and critical path variances. The system incorporates a variety of communications protocols, together with data interfaces developed during the system implementation process, to extract data from the disparate databases throughout an organization in which transactional cost, process and outcomes information is stored, allowing the organization to preserve its existing investment in information technology.

           The Application Server, the middle tier, performs the value-added data integration, storage and access required to support the clinical and financial analysis of the data. This tier currently runs on file servers compatible with a variety of UNIX and Windows NT platforms. This tier relies on direct data feeds from the Data Server tier and provides SQL-compliant database structures to integrate other data sources and to handle ad-hoc queries among all tiers of the architecture.

           The Client tier performs on-line clinical and financial analysis through a Microsoft Windows-compliant point-and-click interface. The Transition II application was developed using Microsoft's Visual C++ development environment and is compatible with Windows 3.1, 3.11, Windows '95, Windows NT and other operating environments supported by the Microsoft Foundation Classes. With Transition II, there is no need to layer a separate executive information system on top of the application. Instead, Transition II provides a graphical, mouse-driven user interface which allows even inexperienced users to navigate through intuitive screens and windows of information, to select the information to be reviewed at various levels of detail and to transform numerical data into charts and graphs. The system can be customized to set user preferences, display styles and sorting parameters, enabling users to develop their own objects and applications.

           The system provides tightly coupled interfaces to Praxis Model 204, DB2/400, Oracle and Informix databases. Additionally, the Transition II system integrates external data through compliance with the ODBC (Open Database Connectivity) and OLE 2.0 (Object Linking and Embedding) protocols. ODBC provides standard SQL connectivity to a variety of SQL-compliant relational and non-relational databases, while the OLE 2.0 protocol provides a display, update and editing environment for Windows programs such as Microsoft Excel, Microsoft Word and PC SAS. As a result, additional data from a customer's legacy systems can be used in its native form without the need for data import.

           Decision Support Objects. To facilitate use throughout an organization of the Information made available by Transition II, the Company has developed Decision Support Objects. Decision Support Objects are graphical, Windows-based mini-applications that simplify the task of navigating through the wealth of data available from the Company's system by selecting, retrieving and analyzing relevant information and presenting it in readily usable graphical, tabular or narrative form. Each Decision Support Object is designed to guide the user through the analysis of a particular clinical, operational or financial issue or problem, without the need to master complex commands or data structures. For example, the Decision Support Object for Physician Analysis enables a clinical manager with limited computer training to examine the resource utilization of groups of physicians at the departmental level or to review practice patterns of individual doctors.

           By selecting the relevant data sets, offering the user a choice of paths among a series of pre-formatted screens, graphs and reports and providing embedded statistical and analytical tools tailored to the particular problem, each Decision Support Object provides a powerful and flexible mechanism for the analysis of a particular business issue. By highlighting potential explanations for variances from institutional norms and identifying opportunities for improvement, the system facilitates change in the organization.

           Decision Support Objects are built to take advantage of the full functionality of the Windows environment, incorporating standard Windows controls and objects (such as buttons, drop-down menus and dialog boxes), as well as a variety of third-party object libraries that provide specialized functions such as graphic display options or statistical analysis. The Decision Support Object Wizard is a tool for customizing each Decision Support Object to modify graphs, tables and reports or create new ones, and to access data from the TSI data repository as well as from other SQL-compliant databases in the organization. For new users, Decision Support Objects accelerate the learning process and rapidly increase the productivity of managers.

           TSI believes that its Decision Support Objects provide an important competitive advantage. Other vendors have relied upon executive information system ("EIS") solutions that are separate from the underlying decision support system. EIS products typically extract and summarize data and present it in a graphical format. Because the data is filtered, it is disconnected from the source data, and the user has no control over the level of detail that is accessible. By contrast, with TSI's Decision Support Objects, all data in the system, not just a selected summary, may be accessed. As questions occur to the user, he or she can navigate to any related information, "drill down" through levels of detail to individual transactions, perform statistical analysis and modeling on the data and generate reports in a variety of formats. There are no artificially imposed "walls" to limit the information available to the user.

           Currently, departmental reporting and variance analysis, product reporting and variance analysis, end product analysis, physician analysis, general ledger report distribution, risk pool management and capitation management and benchmarking are all available as Decision Support Objects. TSI is in the process of developing additional Decision Support Objects for all other on-line analysis and monitoring functions.

SALES AND MARKETING

           At September 30, 1996, TSI had a direct sales force of seventeen, consisting of twelve direct sales persons and five sales management executives organized in three geographic regions covering the United States and Canada. The Company's direct sales and sales management personnel are compensated through salaries plus commissions based on quarterly and annual quotas. TSI also sells through distributors based in New Zealand, Australia, Sweden, the United Kingdom and the Netherlands. Distributors provide local support for implementations and ongoing maintenance support.

           In order to better exploit its market opportunities, the Company assigns to each direct sales person responsibility either for new account sales or for add-on sales to the Company's existing client base. The Company believes that dividing the new sales and add-on sales functions responsibilities has enabled it more effectively to generate revenue from both target market segments. New account sales tend to be more complex and have a longer sales cycle, averaging six to twelve months, while add-on sales typically have a shorter sales cycle but may require more detailed and specific product knowledge.

           The Company uses periodic newsletters and press releases, participation in trade shows, direct mail and telemarketing to generate and pursue leads. Company employees also speak at health care industry conferences and publish case studies and articles. The Company sponsors annual user group conferences at which customers can learn about the Company's new product offerings and exchange information about their own experiences with TSI's products. The Company's March 1996 user group conference attracted approximately 1,000 attendees.

BACKLOG

           At September 30, 1995 and 1996, the Company's backlog was $14.7 million and $16.4 million, respectively. The Company includes in backlog all unrecognized revenue attributable to signed contracts for software sales and implementation and deferred revenue associated with maintenance contracts. The Company had $4.9 million and $6.0 million of deferred revenue associated with maintenance contracts at September 30, 1995 and 1996, respectively. Of its backlog of $16.4 million at September 30, 1996, the Company estimates that approximately 90% will be recognized as revenue during the twelve-month period following such date. There can be no assurance, however, that orders included in backlog will generate revenues in the amount estimated or that such revenues will be recognized during the specified twelve-month period.

COMPETITION

           The market for health care information systems and services is intensely competitive and rapidly evolving. The Company competes directly with other vendors of decision support systems to health care providers. Other vendors of health care information systems, including vendors currently targeting decision support systems for payors, may enter the markets in which the Company competes. The Company also faces competition from internal management information systems departments of large hospital networks, many of which have developed or may develop financial and clinical outcomes management systems or other cost control solutions. The Company believes that the principal competitive factors influencing the market for its products include vendor and product reputation, product architecture, functionality and features, ease of use, rapidity of implementation, quality of customer support, product performance and price. Competition may result in significant price reductions, decreased gross margins, loss of market share and lack of acceptance of the Company's products. There can be no assurance that the Company will be able to compete successfully in the future or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1A. Risk Factors--Competition."

RESEARCH AND PRODUCT DEVELOPMENT

           The Company's products consist primarily of internally-developed software. In addition, the Company has incorporated in its products DBMSs, graphical user interfaces, and other software developed by third-party vendors. The Company believes that the timely development of new products and enhancements to existing products is essential to maintaining its competitive position in the market and positioning itself as an innovator. Since the Company's inception in 1985, TSI has developed and released functionality upgrades as well as new products on a yearly basis.

           The Company's current research and development efforts with respect to Transition II include enhancements to process improvement functionality, contract management functionality, graphical user interfaces and the interaction between Transition II and Transition for Quality. Another primary focus of research and development is additional functionality and other improvements in the Transition II for the Integrated Delivery System product. TSI is also continuing to develop additional Decision Support Objects.

           The Company's research and development activities are conducted in its Boston office. As of September 30, 1996, its research and development staff consisted of 43 employees. The Company's total research and development expenditures were $2.9 million, $3.6 million and $4.0 million in fiscal 1994, 1995 and 1996, respectively. In each of fiscal 1994, 1995 and 1996, the Company capitalized $0.7 million of software development costs. Capitalized software as a percentage of total research and development expenditures has declined from 24.4% in 1994 to

19.7% in 1995 and 17.5% in 1996. In each of those years, the Company amortized capitalized software development costs of $0.8 million.

INTELLECTUAL PROPERTY

           The Company's ability to compete effectively depends to a significant extent on its ability to protect its proprietary information. The Company relies primarily on trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights.

           The Company generally enters into confidentiality agreements with its consultants, key employees and sales representatives and generally controls access to and distribution of its software and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization or to develop similar technology independently. Although the Company intends to defend its intellectual property, there can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its intellectual property or that the Company's competitors will not independently develop software that is substantially equivalent or superior to the Company's software.

           The Company is subject to the risk of alleged infringement by it of the intellectual property rights of others. Although the Company is not currently aware of any material infringement claims with respect to the Company's current or future products, there can be no assurance that third parties will not assert such claims or that any such claims will not require the Company to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms. Furthermore, litigation may be necessary to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1A. Risk Factors -- Dependence on Proprietary Technology; Risk of Infringement."

EMPLOYEES

           As of September 30, 1996, the Company had 155 full-time employees, including 72 in operations, 43 in research and development, 26 in sales and marketing and 14 in general administration and finance.

           The Company believes its future success will depend in large part upon the continued service of its key technical and senior management personnel and upon the Company's continuing ability to attract and retain highly-qualified technical and managerial personnel. Competition for highly-qualified personnel is intense and there can be no assurance that the Company will be able to retain its key managerial and technical employees or that it will be able to attract and retain additional highly-qualified technical and managerial personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppage and considers its relationships with its employees to be good.

ITEM 2.    PROPERTIES

           The Company's principal offices occupy approximately 19,600 square feet of office space in Boston, Massachusetts under a lease expiring in August 2000. The Company recently exercised an option to lease an additional 7,400 square feet of office space adjacent to its existing principal offices, commencing in October 1996. The Company also leases space for sales offices in Arizona, California, Florida, Illinois, New Jersey and Texas. The Company believes that its existing facilities will be adequate to meet its currently anticipated requirements and that, if additional space is needed, such space will be available on acceptable terms.

ITEM 3.    LEGAL PROCEEDINGS

           The Company is not a party to any material litigation, and is not aware of any pending or threatened litigation that would have a material adverse effect on the Company or its business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended September 30, 1996.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

           Since April 18, 1996, the Company's Common Stock has been publicly traded on the Nasdaq National Market under the symbol "TSIX." The following table sets forth, for the quarterly periods indicated, the high and low closing sale price per share of Common Stock as reported on the Nasdaq National Market:

                                                          High         Low
                                                         ------       ------

Fiscal Year ended September 30, 1996:

  Third Quarter (from April 18, 1996)                    $36.13       $21.69

  Fourth Quarter                                          31.00        18.24


HOLDERS OF RECORD

           As of December 4, 1996, there were 26 holders of record of the Common Stock and one holder of record of the Non-Voting Common Stock. The number of record holders of the Common Stock is not representative of the number of beneficial holders because many shares are held by depositories, brokers or other nominees.

DIVIDENDS

           The Company has never declared or paid any cash dividends on its Common Stock. The Company's bank line of credit generally prohibits the payment of cash dividends to stockholders. Also, the Company currently intends to retain its earnings, if any, to fund its business and therefore does not anticipate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

           The following information is furnished with regard to all securities sold by the Company during the fiscal year ended September 30, 1996 which were not registered under the Securities Act (share and dollar amounts reflect the 334-for-1 stock split effected in the form of a stock dividend to stockholders of record on March 28, 1996).

           On January 24, 1996, the Company issued 668,000 shares of Common Stock to an executive officer of the Company, pursuant to the exercise of options granted in April 1990, for an aggregate purchase price of $2,000.

           On January 24, 1996, the Company issued 638,608 shares of Common Stock to certain executive officers of the Company, pursuant to the exercise of options granted under the Transition Systems, Inc. 1995 Incentive and Non-Statutory Stock Option Plan, for an aggregate purchase price of $764,800.

           In a recapitalization of the Company effected on January 24, 1996, the Company issued 20,000 shares of Series A Non-Voting Preferred Stock, 33,612 shares of Series B Convertible Preferred Stock and 1,388 shares of Series C Non-Voting Convertible Preferred Stock to Warburg, Pincus Ventures, L.P. and NationsBanc Investment Corporation for an aggregate consideration of $55,000,000. The Series B Convertible Preferred Stock and Series C Non-Voting Convertible Preferred Stock were converted into 8,627,310 shares of Common Stock and 356,262 shares of Non-Voting Common Stock, respectively, upon the closing of the Company's initial public offering. Holders of shares of Non-Voting Common Stock may elect to convert their shares of Non-Voting Common Stock into an equivalent number of fully paid and nonassessable shares of Common Stock.

           On January 24, 1996, the Company also issued to NationsBanc Investment Corporation, for an aggregate consideration of $10,000,000: (i) 13.0% Subordinated Notes due January 31, 2003 in the original principal amount of $10,000,000; and (ii) a warrant to purchase 297,928 shares of Non-Voting Common Stock at an exercise price of $3.90 per share until July 24, 1997 and an exercise price of $0.01 per share thereafter.

           On July 25, 1996, the Company issued 13,583 shares of Common Stock to a former employee of the Company, pursuant to the exercise of options granted under the Transition Systems, Inc. 1995 Incentive and Non-Statutory Stock Option Plan, for an aggregate purchase price of $16,300.

           The sales described in this Item 5 were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering and, in the case of shares of Common Stock issued pursuant to the exercise of options, in further reliance upon the exemption from registration set forth in Rule 701 under the Securities Act. The foregoing transactions did not involve a distribution or public offering. No underwriters were engaged in connection with the foregoing issuances of securities and no commissions or discounts were paid.

ITEM 6.    SELECTED FINANCIAL DATA

           The selected consolidated financial data of the Company set forth below have been derived from the Company's consolidated financial statements for the periods indicated. This selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

                                            SELECTED CONSOLIDATED FINANCIAL DATA
                                           (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                  Fiscal Year Ended
                                                        --------------------------------------------------------------------
                                                        Sept. 30,      Sept. 30,      Sept. 24,     Sept. 25,      Sept. 26,
                                                          1996           1995           1994          1993           1992
                                                        ---------      ---------      ---------     ---------      ---------
Total revenues.......................................    $34,269        $27,386        $24,497       $16,884        $14,660
Income before income taxes
  and extraordinary item.............................     10,611          9,975          8,521         2,363          2,513
Provision for income taxes...........................      4,324          4,349          3,407           945            992
Net income before extraordinary item.................      6,287          5,626          5,114         1,418          1,521
Extraordinary item:
  Loss on early extinguishment of debt ..............      2,149             --             --            --             --
Net income...........................................      4,138          5,626          5,114         1,418          1,521
Series A non-voting preferred stock dividends........        593             --             --            --             --
Net income allocable to common stockholders..........    $ 3,545        $ 5,626        $ 5,114       $ 1,418        $ 1,521
Net income allocable to common stockholders
  per common share(1)................................    $   .21        $   .41
Weighted average common shares outstanding...........     16,972         13,886
----------------------------------------------------------------------------------------------------------------------------

Total assets.........................................    $74,284        $27,737        $20,274       $17,040        $13,520
Working capital......................................     55,672         14,207          8,207         6,082          4,712
Long-term debt.......................................         21             --             --         1,000          1,000
Total stockholders' equity...........................    $60,633        $16,192        $10,566        $6,923         $5,505

----------------------
(1)        The Company has never declared or paid cash dividends on the Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           THIS DISCUSSION AND ANALYSIS CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS REPRESENT THE COMPANY'S BELIEFS, EXPECTATIONS AND INTENTIONS CONCERNING FUTURE EVENTS, INCLUDING, WITHOUT LIMITATION, FINANCIAL MATTERS, PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, PRODUCTS AND SERVICES, THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY, AND THE ASSUMPTIONS UNDERLYING SUCH BELIEFS, EXPECTATIONS AND INTENTIONS. SUCH STATEMENTS ARE NOT GUARANTIES OF FUTURE PERFORMANCE, AND INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE THE COMPANY'S FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY. MANY OF SUCH FACTORS ARE BEYOND THE COMPANY'S ABILITY TO CONTROL OR PREDICT. READERS ARE ACCORDINGLY CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS WHETHER IN RESPONSE TO NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. THESE

   FORWARD-LOOKING STATEMENTS ARE FURTHER QUALIFIED BY IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, THOSE DISCUSSED IN "ITEM 1A. RISK FACTORS."

   OVERVIEW

         The Company provides integrated clinical and financial decision support systems to hospitals, integrated delivery systems and other health care institutions. The Company was founded in 1985 and has been profitable in each fiscal year since 1987.

         The Company's revenues are derived from sales of software licenses and related implementation services and of software maintenance. The software and implementation revenues associated with the licensing and installation of the Company's products at an individual customer site typically range from $0.1 million to $1.2 million. Software maintenance contracts are sold separately at the time of the initial software license sale and are generally renewable annually. Annual software maintenance fees range from 15% to 18% of the initial software license fee for the product and provide a source of recurring revenue for the Company.

         Software and implementation revenues are accounted for using the percentage of completion method, and revenue is recognized as contract milestones are reached. The implementation process generally takes from three to twelve months. The length of time required to complete an implementation depends on many factors outside the control of the Company, including the state of the customer's existing information systems and the customer's ability to commit the personnel and other resources necessary to complete elements of the implementation process for which the customer is responsible. Revenue attributable to a contract milestone is recognized upon certification by the customer that the milestone has been met. As a result, the Company may be unable to predict accurately the amount of revenue it will recognize in any period in connection with the sale of its products. The payment terms of a contract may provide that the amount of the contract price that the Company is entitled to bill upon achievement of a milestone is less than the revenue recognized by the Company in connection with the achievement of that milestone. In such cases, the excess of the revenue recognized over the amount billed is included in accounts receivable as an "unbilled account receivable." Software maintenance fees, which are generally received annually in advance, are recorded as deferred revenue on the Company's balance sheet and are recognized as revenue ratably over the life of the contract. See Notes 2 and 3 of Notes to Consolidated Financial Statements.

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

         The Company's internal software development costs consist primarily of personnel-related costs, including employee salaries and benefits and payments to consultants. The Company capitalizes certain software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalized software costs are amortized over the life of the product (generally three years) and amounts amortized are included in cost of software and implementation revenue. Capitalized software as a percentage of total research and development expenditures has declined from 24.4% in fiscal 1994, to 19.7% in fiscal 1995 and 17.6% in fiscal 1996. In fiscal 1994, 1995 and 1996, the Company capitalized $0.7 million of software development costs annually, while amortization of capitalized software development costs in such years amounted to $0.8 million annually.

         In the January 24, 1996 Recapitalization, the Company repurchased from New England Medical Center and the other stockholders of the Company 87.4% of the shares of common stock then issued and outstanding on a fully diluted basis for an aggregate purchase price of approximately $111.4 million (the "Recapitalization"). The principal purpose of this transaction was to provide liquidity for the existing stockholders of the Company while permitting them to retain a substantial ownership interest in the Company, and the transaction has been accounted for by the Company as a leveraged recapitalization. To finance the repurchase of these shares, the Company issued to Warburg, Pincus Ventures, L.P. and NationsBank Investment Corporation ("NIC") shares of preferred stock for an aggregate of $55.0 million. The Company also issued to NIC Senior Subordinated Notes in the aggregate principal amount of $10.0 million and a related warrant and made borrowings of $40.0 million under the Term Loan and the Revolving Credit Facility. In April 1996 the Company completed an initial public offering of 6,900,000 shares of its common stock, which generated net proceeds of $114.4 million. The outstanding balance of these borrowings was repaid in full and all outstanding Series A non-voting preferred stock was redeemed upon the closing of the initial public offering.

         On July 22, 1996, the Company acquired substantially all of the outstanding stock and a note held by a selling principal of Enterprising HealthCare, Inc. ("Enterprising HealthCare"), based in Tucson, Arizona, for a total purchase price of approximately $1.8 million in cash. Enterprising HealthCare provides system integration products and services for the health care market.

         The acquisition was accounted for under the purchase method with the results of Enterprising HealthCare included from July 22, 1996. Purchased technology of $1.6 million is being amortized on a straight-line basis over seven years. Pro forma results of operations have not been presented, as the effect of this acquisition on the financial statements was not material.

         The Company changed its fiscal year end from the last Saturday of September of each year to September 30. The change was effective with the three months ended June 30, 1996.

   RESULTS OF OPERATIONS

     The following table sets forth certain revenue and expense data as a percentage of the Company's total revenues for each period presented:


                                                                        FISCAL YEAR ENDED
                                                                        -----------------
                                                        SEPTEMBER 24,     SEPTEMBER 30,     SEPTEMBER 30,
                                                                 1994              1995              1996
                                                                 ----              ----              ----
STATEMENT OF OPERATIONS DATA
  Revenues:
    Software and implementation                                  75.0%             72.6%             72.5%
    Maintenance                                                  25.0              27.4              27.5
                                                                -----             -----             -----
      Total revenues                                            100.0             100.0             100.0
                                                                -----             -----             -----
  Cost of revenues:
    Software and implementation                                  24.0              22.7              21.4
    Maintenance                                                   9.1               8.5               9.2
  Research and development                                        8.8              10.5               9.7
  Sales and marketing                                            14.6              14.8              13.2
  General and administrative                                      9.0               8.6               6.9
  Compensation charge                                              --                --               8.8
                                                                -----             -----             -----
    Total operating expenses                                     65.5              65.1              69.2
                                                                -----             -----             -----
  Income from operations                                         34.5              34.9              30.8
  Net interest income                                             0.3               1.5               0.2
                                                                -----             -----             -----
  Income before income taxes and extraordinary item              34.8              36.4              31.0
  Provision for income taxes                                     13.9              15.9              12.6
                                                                -----             -----             -----
  Net income before extraordinary item                           20.9              20.5              18.4
  Extraordinary item:
    Loss on early extinguishment of debt, net of taxes             --                --               6.3
                                                                -----             -----             -----
      Net income                                                 20.9              20.5              12.1
    Series A non-voting preferred stock dividends                  --                --               1.7
                                                                -----             -----             -----
  Net income allocable to common stockholders                    20.9%             20.5%             10.4%
                                                                =====             =====             =====

   FISCAL YEARS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

         Revenues. The Company's total revenues increased 25.1%, from $27.4 million in fiscal 1995 to $34.3 million in fiscal 1996. Software and implementation revenue increased 25.1%, from $19.9 million in fiscal 1995 to $24.9 million in fiscal 1996. The increase in software and implementation revenue was due primarily to growth in sales to integrated delivery systems and increased penetration of the small hospital market through sales of the Company's AS/400 and UNIX products. Maintenance revenue increased 25.3%, from $7.5 million in fiscal 1995 to $9.4 million in fiscal 1996, due to continued growth in the Company's installed base.

         Cost of Revenue. Cost of software and implementation revenue increased 18.1%, from $6.2 million (or 31.3% of software and implementation revenue) in fiscal 1995 to $7.3 million (or 29.5% of software and implementation revenue) in fiscal 1996. The increase in cost of software and implementation revenue was attributable to higher royalty costs associated with third-party software, due to a greater proportion of revenue generated from the AS/400, UNIX and Clinical ABCs products, which have a higher content of third-party software, and to growth in the Company's implementation staff. Cost of maintenance revenue increased 35.3%, from $2.3 million (or 31.1% of maintenance revenue) in fiscal 1995 to $3.2 million (or 33.6% of maintenance revenue) in fiscal 1996. The increase was attributable to higher third-party software maintenance costs and to growth in the Company's support staff.

         Research and Development. Research and development expense increased 15.6%, from $2.9 million (or 10.5% of total revenues) in fiscal 1995 to $3.3 million (or 9.7% of total revenues) in fiscal 1996. The increase in expense relates to the Company's continued development of its current products and to the development of new products.

         Sales and Marketing. Sales and marketing expense increased 10.9%, from $4.1 million (or 14.8% of total revenues) in fiscal 1995 to $4.5 million (or 13.2% of total revenues) in fiscal 1996. The increase was primarily related to the increased costs associated with larger sales and sales support staffs and commission expenses resulting from higher sales levels.

         General and Administrative. General and administrative expenses remained relatively unchanged at $2.4 million in each of fiscal 1995 and fiscal 1996 (8.6% and 6.9% of total revenues in such years, respectively). As a percentage of revenue, general and administrative expenses declined in 1996 due to reduced accruals for bonuses and continued control over spending.

         Other Operating Expenses. Other operating expenses in fiscal 1996 included a compensation charge of $3.0 million arising from the acquisition by the Company, in connection with the January 1996 Recapitalization, of shares of common stock issued to certain executive officers pursuant to the exercise of options.

         Net Interest Income. Net interest income decreased from $0.4 million in fiscal 1995 to $0.1 million in fiscal 1996. The decrease in net interest income was due to the increase in interest expense attributable to the indebtedness incurred in the Recapitalization, prior to its repayment in April 1996, which offset the interest income earned on the net proceeds generated by the Company's initial public offering.

         Provision for Income Taxes. The Company's effective income tax rate decreased from 43.6% in fiscal 1995 to 40.6% in fiscal 1996 due to certain provisions taken in the prior year.

         Extraordinary Item. During fiscal 1996 the Company incurred an extraordinary loss of $2.1 million representing the after-tax effect of the write-off of $3.6 million of unamortized capitalized financing costs attributable to indebtedness incurred in the Recapitalization that was repaid out of the proceeds of the Company's initial public offering.

         Preferred Stock Dividend. The holders of the Series A preferred stock issued in connection with the Recapitalization were entitled to receive, when and as declared by the Board of Directors, out of funds legally available therefor, preferential cumulative dividends at the rate of 12% per annum. The Company was not obligated to pay dividends prior to the redemption of the Series A preferred stock, and no dividends were declared by the Board. The Series A preferred stock was subject to mandatory redemption, provided funds were legally available therefor, upon the closing of an initial public offering, or the sale of the Company, but in no event later than January 2006. Upon the closing of the Company's initial public offering, at which time funds became legally available for the redemption of the Series A preferred stock and payment of dividends, the Company redeemed in full the Series A preferred stock and accrued and paid dividends thereon from the date of the Recapitalization.

   FISCAL YEARS ENDED SEPTEMBER 30, 1995, AND SEPTEMBER 24, 1994


        Revenues. The Company's total revenues increased 11.8%, from $24.5 million in fiscal 1994 to $27.4 million in fiscal 1995. Software and implementation revenue increased 8.2%, from $18.4 million in fiscal 1994 to $19.9 million in fiscal 1995. The increase was due primarily to increased demand for the Company's products and to the introduction of new versions of the Company's Transition II products for use on AS/400 and UNIX platforms. This increase more than offset a net decrease of $5.3 million in revenues attributable to a single customer, The United States Department of Veterans Affairs ("VA"). Maintenance revenue increased 22.6%, from $6.1 million in fiscal 1994 to $7.5 million in fiscal 1995, due to continued growth of the Company's installed base.

        Cost of Revenue. Cost of software and implementation revenue increased 5.9%, from $5.9 million (or 31.9% of software and implementation revenue) in fiscal 1994 to $6.2 million (or 31.3% of software and implementation revenue) in fiscal 1995. The increase in cost of software and implementation revenue was primarily due to a net increase of eleven persons in the Company's implementation staff, which more than offset a $0.2 million reduction in the cost of third-party software. Cost of maintenance revenue increased 5.0%, from $2.2 million (or 36.4% of maintenance revenue) in fiscal 1994 to $2.3 million (or 31.1% of maintenance revenue) in fiscal 1995. The increase was attributable primarily to the increased volume of services provided under maintenance contracts.

        Research and Development. Research and development expense increased 32.2%, from $2.2 million (or 8.8% of total revenues) in fiscal 1994 to $2.9 million (or 10.5% of total revenues) in fiscal 1995. The increase was due primarily to a net increase of six persons in the Company's research and development staff, principally to support the introduction during fiscal 1995 of the Company's AS/400 and UNIX products and development efforts relating to the Company's Transition for the Integrated Delivery System and Clinical ABCs products.

        Sales and Marketing. Sales and marketing expense increased 13.2%, from $3.6 million (or 14.6% of total revenues) in fiscal 1994 to $4.1 million (or 14.8% of total revenues) in fiscal 1995. The increase was primarily attributable to the lack of any commission expense associated with a $6.2 million system sale to the VA in fiscal 1994 and a net increase of two persons in the Company's direct sales force to support increased sales efforts relating to the Company's new AS/400 and UNIX products and to Transition for the Integrated Delivery System and Clinical ABCs products.

        General and Administrative. General and administrative expenses increased 7.2%, from $2.2 million (or 9.0% of total revenues) in fiscal 1994 to $2.4 million (or 8.6% of total revenues) in fiscal 1995. The increase was attributable primarily to increased overhead associated with the growth of the Company.

        Net Interest Income (Expense). Net interest income increased from $0.1 million in fiscal 1994 to $0.4 million in fiscal 1995. The increase is attributable to the increase in the Company's cash and investment balance and a decrease in its interest expense from fiscal 1994 to fiscal 1995.

        Provision for Income Taxes. The Company's effective income tax rate increased from 40.0% in fiscal 1994 to 43.6% in fiscal 1995. The increase was attributable to an increase in the United States statutory rate as well as to certain provisions associated with prior years.

   LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1996, the Company had cash and equivalents of $51.5 million, an increase of $47.7 million from the amount at September 30, 1995. The Company's working capital at September 30, 1996, was $55.7 million, an increase of $41.5 million from the amount at September 30, 1995. During the fiscal year ended September 30, 1996, the Company generated net cash from operating activities of $10.0 million, compared with net cash provided by operating activities of $5.0 million in the fiscal year ended September 30, 1995. The increase in net cash provided by operating activities in fiscal 1996 was attributable primarily to an increase in net income before the extraordinary item of $0.7 million and the $3.0 million non-cash compensation charge incurred in connection with the January Recapitalization. Net cash provided by investing activities of $4.2 million in fiscal 1996 was primarily a result of the maturity and sale of investments.

         Prior to the Recapitalization, the Company financed its operations primarily through internally generated cash flow. In connection with the Recapitalization in January 1996, the Company utilized a substantial portion of its cash and cash equivalents and incurred $50.0 million of indebtedness pursuant to the Term Loan, Revolving Credit Facility and Senior Subordinated Notes. The Company also issued $20.0 million of redeemable Series A non-voting preferred stock.

         On April 18, 1996, the Company completed an initial public offering of 6,900,000 shares of its common stock, which generated net proceeds of $114.4 million. The proceeds were used to redeem $20.6 million of Series A preferred stock, to repay the $34.7 million outstanding principal amount and accrued interest under a secured term loan facility, to repay the $10.3 million outstanding principal amount and accrued interest under certain senior subordinated notes and to repay the $5.1 million outstanding principal amount and accrued interest under the Company's revolving credit facility.

         On April 26, 1996, the Company also entered into a $25.0 million unsecured revolving line of credit with a bank group led by NationsBank, N.A. as agent and as lender. On September 20, 1996 the Company reduced the commitment to $15.0 million. The credit facility contains covenants setting minimum net worth, maximum leverage ratio and minimum net income requirements for the Company. There have been no amounts drawn on this line. Advances under the revolving line of credit bear interest, at the Company's election, either at a "base rate" or at a "eurodollar rate." The base rate is a floating rate equal to the greater of (a) the prime rate or (b) the federal funds effective rate plus one-half of one percent (.50%). The eurodollar rate is equal to the sum of (x) a rate determined by reference to the then-current interbank offered rate for dollar-denominated eurodollar deposits, with certain adjustments, plus (y) one percent (1.0%).

         The Company believes that the net proceeds from the common stock sold by the Company in its initial public offering in April 1996, together with available funds, cash generated from operations and its unused line of credit of $15 million, will be sufficient to finance the Company's operations and planned capital expenditures for at least the next twelve months. There can be no assurance, however, that the Company will not require additional financing during that time or thereafter.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

           The Company's Consolidated Financial Statements and Notes thereto as of September 30, 1996 and 1995 and for each of the three years in the period ended September 30, 1996 are listed in the Index to Financial Statements in Items 14(a)(1) and 14(a)(2) of this Form 10-K and appear at pages F-1 to F-20.

QUARTERLY RESULTS

           The following table presents selected quarterly statement of operations data for each of the eight quarters in the period ended September 30, 1996. These data are unaudited but, in the opinion of the Company's management, reflect all adjustments that the Company considers necessary for a fair presentation of these data in accordance with generally accepted accounting principles. The quarterly results presented below are not necessarily indicative of future results of operations.

                                                   SELECTED QUARTERLY FINANCIAL DATA
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                              (UNAUDITED)

                                                                                        Three Months Ended
                                                                    ----------------------------------------------------------
                                                                    Dec. 30,        Mar. 30,         Jun. 30,        Sept. 30,
                                                                     1995            1996             1996             1996
                                                                    -------         -------          -------         --------
STATEMENT OF OPERATIONS DATA
Total revenues...........................................           $6,558          $ 7,518          $10,102          $10,091
Income before income taxes
  and extraordinary item.................................            1,999           (1,542)           4,864            5,290
Provision for income taxes...............................              820             (632)           1,994            2,142
Net income before extraordinary item.....................            1,179             (910)           2,870            3,148
Extraordinary item:
  Loss on early extinguishment of debt...................               --               --            2,149               --
Net income...............................................            1,179             (910)             721            3,148
Series A non--voting preferred stock dividends............              --               --              593               --
Net income allocable to common stockholders..............           $1,179          $  (910)         $   128          $ 3,148
Net income allocable to common stockholders
  per common share.......................................           $ 0.08          $ (0.07)         $  0.01          $  0.15



                                                                                        Three Months Ended
                                                                    ----------------------------------------------------------
                                                                    Dec. 24,         Mar. 25,         Jun. 24,        Sept. 30,
                                                                     1994             1995             1995             1995
                                                                    -------          -------          -------         --------
STATEMENT OF OPERATIONS DATA
Total revenues...........................................           $4,559           $5,876           $7,916           $9,035
Income before income taxes
  and extraordinary item.................................              487            1,984            3,377            4,127
Provision for income taxes...............................              195              872            1,478            1,804
Net income before extraordinary item.....................              292            1,112            1,899            2,323
Extraordinary item:
  Loss on early extinguishment of debt...................               --               --               --               --
Net income...............................................              292            1,112            1,899            2,323
Series A non-voting preferred stock dividends............               --               --               --               --
Net income allocable to common stockholders..............           $  292           $1,112           $1,899           $2,323
Net income allocable to common stockholders
  per common share.......................................           $ 0.02           $ 0.08           $ 0.10           $ 0.11


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information set forth under the captions "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 11, 1997, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended September 30, 1996 (the "Definitive Proxy Statement"), is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

           The information set forth under the caption "Remuneration of Directors and Executive Officers" in the Company's Definitive Proxy Statement is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Definitive Proxy Statement is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information set forth under the caption "Certain Transactions" in the Company's Definitive Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)        The following documents are filed as a part of this Report:

           (1)       Consolidated Financial Statements                              Page

           Report of Independent Accountants.......................................  F-1
           Consolidated Balance Sheets as of September 30, 1996 and 1995...........  F-2
           Consolidated Statements of Operations for the years ended September
              30, 1996 and 1995 and September 24, 1994.............................  F-3
           Consolidated Statements of Cash Flows for the years ended
              September 30, 1996 and 1995 and September 24, 1994...................  F-4
           Consolidated Statements of Stockholders' Equity for the years ended September 30, 1996 and 1995 and September 24, 1994.............  F-5
           Notes to Consolidated Financial Statements..............................  F-7

           (2)       Financial Statement Schedules

           Financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements and Notes thereto.

           (3)       Exhibits

           The documents listed below, except for documents identified by asterisks, are being filed as exhibits herewith. Documents identified by asterisks are not being filed herewith and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Exchange Act, reference is made to such documents as previously filed as exhibits with the Commission. The Company's file number under the Exchange Act is 0-28182.

       *3.2          Form of Amended and Restated Articles of Organization
       *3.4          Amended and Restated By-Laws
       *3.5          Articles of Amendment to the Articles of Organization, as
                     filed with the Secretary of State of the Commonwealth of
                     Massachusetts on April 3, 1996
       *4.1          Specimen certificate for Common Stock
     *+10.1          Transition Systems, Inc. 1995 Incentive and Non-Statutory
                     Stock Option Plan
     *+10.2          1996 Employee Stock Purchase Plan
      *10.3          Recapitalization Agreement, dated as December 8, 1995,
                     among the Company, Warburg, Pincus Ventures, L.P. and the
                     Stockholders of the Company
      *10.4          Amendment No. 1 to the Recapitalization Agreement dated as of December 8, 1995, among the Company, Warburg, Pincus
                     Ventures, L.P. and the Stockholders of the Company, dated as of January 23, 1996, among the Company, Warburg, Pincus
                     Ventures, L.P. and the Stockholders of the Company
      *10.5          Joinder Agreement, dated as of January 24, 1996, among the
                     Company, Warburg, Pincus Ventures, L.P., New England
                     Medical Center, Inc. and NationsBank Investment Corporation

      *10.6 Registration Rights Agreement, dated as of January 24, 1996, between the Company and certain Investors
     *+10.7 Employment Agreement, dated as of January 24, 1996, between the Company and Donald C. Cook
     *+10.8 Employment Agreement, dated as of January 24, 1996, between the Company and Christine Shapleigh, M.D.
     *+10.9 Employment Agreement, dated as January 24, 1996, between the Company and Robert F. Raco
    *+10.10 Non-Competition Agreement, dated as of January 24, 1996, between the Company and Jerome H. Grossman, M.D.
     *10.11 Credit Agreement, dated January 24, 1996, among the Company, NationsBank, N.A., as Agent and as Lender, and certain Lenders party thereto from time to time
     *10.12 Promissory Note (Term Loan) of Transition Systems, Inc., dated January 24, 1996, in favor of NationsBank, N.A. in the principal amount of $14 million
     *10.13 Promissory Note (Revolving Loan) of Transition Systems, Inc., dated January 24, 1996, in favor of NationsBank, N.A. in the principal amount of $6 million
     *10.14 Promissory Note (Term Loan) of Transition Systems, Inc., dated January 24, 1996, in favor of The First National Bank of Boston in the principal amount of $10.5 million
     *10.15 Promissory Note (Revolving Loan) of Transition Systems, Inc., dated January 24, 1996, in favor of the First National Bank of Boston in the principal amount of $4.5 million
     *10.16 Promissory Note (Term Loan) of Transition Systems, Inc., dated January 24, 1996, in favor of Fleet Bank of Massachusetts, N.A. in the principal amount of $10.5 million
     *10.17 Promissory Note (Revolving Loan) of Transition Systems, Inc., dated January 24, 1996, in favor of Fleet Bank of Massachusetts, N.A. in the principal amount of $4.5 million
     *10.18 Subordinated Note and Warrant Purchase Agreement, dated as of January 24, 1996, between the Company and NationsBank Investment Corporation
     *10.19 Transition Systems, Inc. 13.0% Subordinated Note in favor of NationsBank Investment Corporation in the principal amount of $10 million
     *10.20 Non-Voting Common Stock Purchase Warrant, dated January 24, 1996, granted by the Company to NationsBank Investment Corporation
     *10.21 Software License Agreement, dated as December 3, 1985, between the Company and New England Medical Center Hospitals, Inc.
     *10.23 OEM Software License Agreement, dated as of June 30, 1986, between the Company and Praxis International, Inc. (formerly Computer Corporation of America), as amended (confidential treatment granted for certain portions pursuant to Rule 406)
     *10.24 Letter Agreement, dated October 20, 1995, between the Company and HCIA Inc.
     *10.25 Sublease, dated as of March 17, 1992, between the Company and Ernst & Young, for office space in One Boston Place, Boston, Massachusetts
     *10.26 Transition Systems, Inc. Amended and Restated 1995 Incentive and Non-Statutory Stock Option Plan
     *10.27 First Amendment, dated April 1, 1996, to Non-Voting Common Stock Purchase Warrant granted by the Company to NationsBank Investment Corporation
     *10.28 Addendum to License Agreement between Computer Corporation of America and the Company (confidential treatment granted for certain portions pursuant to Rule 406)

     **10.1 Credit Agreement dated April 26, 1996 between the Company and NationsBank, N.A. as Agent and the Lenders party thereto (Exhibits B through I and all Schedules omitted)
     +10.29 Employment Agreement, dated as of July 19, 1996, among the Company, Enterprising HealthCare, Inc. and Anthony R. Fonze
       11.1          Computation of Earnings Per Share
       21.1          List of Subsidiaries of the Company
       23.1          Consent of Coopers & Lybrand L.L.P.
       24.1 Power of Attorney (included on the signature page to this Form 10-K)
       27.1 Financial Data Schedule for September 30, 1996 and year then ended

* Incorporated by reference to the similarly numbered exhibit filed with the Company's Registration Statement on Form S-1, File No. 333-01758.

** Incorporated by reference to the similarly numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.

+ Management contract or compensatory plan, contract or arrangement in which a director or Named Executive Officer participates.

           The Company will furnish a copy of any of the foregoing exhibits to any stockholder who so requests in writing at the rate of $0.35 per page, plus shipping and handling, upon payment of such fee by bank check or money order payable to the Company. Please submit any such written request to Ms. Paula Malzone, Treasurer and Controller, Transition Systems, Inc., One Boston Place, Boston, Massachusetts 02108.

(b)        Reports on Form 8-K

           No Reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended September 30, 1996.

                      REPORT OF INDEPENDENT ACCOUNTANTS



TO THE BOARD OF DIRECTORS
AND STOCKHOLDERS
OF TRANSITION SYSTEMS:

     We have audited the accompanying consolidated balance sheets of Transition Systems, Inc. as of September 30, 1996 and September 30, 1995 and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three fiscal years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transition Systems, Inc. as of September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the consolidated financial statements, in fiscal 1996 the Company retroactively changed its method of accounting for certain revenues.


                           /s/ COOPERS & LYBRAND L.L.P.

                          Boston, Massachusetts
                          November 15, 1996

                         CONSOLIDATED BALANCE SHEETS


                                                                                             FISCAL YEAR ENDED
                                                                                             -----------------
                                                                                SEPTEMBER 30,           SEPTEMBER 30,
                                                                                         1996                    1995
                                                                                         ----                    ----
ASSETS
Current assets:
    Cash and cash equivalents (Note 4)                                               $51,505,079            $  3,843,711
    Short-term investments (Note 4)                                                                            7,323,628
    Accounts receivable, net (Note 3)                                                 13,418,624              11,550,959
    Other current assets                                                               1,831,074                 866,882
    Deferred income taxes (Note 12)                                                    2,062,000               1,666,236
                                                                                     -----------            ------------
        Total current assets                                                          68,816,777              25,251,416
                                                                                     -----------            ------------
    Property and equipment, net (Note 5)                                               1,108,120               1,015,403
    Capitalized software costs, net                                                    1,399,006               1,462,264
    Purchased technology (Note 16)                                                     1,611,438                      --
    Intangible assets, net                                                               120,240                   7,994
    Long-term deferred income taxes (Note 12)                                          1,228,000                      --
                                                                                     -----------            ------------
           Total assets                                                              $74,283,581            $ 27,737,077
                                                                                     ===========            ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                     595,112                 693,094
    Accrued expenses                                                                   4,279,934               4,023,044
    Accounts payable - affiliates (Note 6)                                                    --                   9,335
    Income taxes payable                                                               2,014,825               1,284,000
    Deferred revenue                                                                   6,254,748               5,034,776
                                                                                     -----------            ------------
           Total current liabilities                                                  13,144,619              11,044,249
                                                                                     -----------            ------------
    Notes payable                                                                         21,344                      --
    Deferred income taxes (Note 12)                                                      485,000                 501,030
                                                                                     -----------            ------------
           Total liabilities                                                          13,650,963              11,545,279
                                                                                     -----------            ------------
    Commitments (Notes 6 and 14)

Stockholders' equity (NOTES 2, 8 AND 13):
    Common stock, $.01 par value; 16,645,097 shares issued
      and outstanding as of September 30, 1996, 30,060,000 shares
      issued and outstanding as of September 30, 1995                                    166,451                 300,600
    Non-voting common stock, $.01 par value; 356,262 shares
      issued and outstanding as of September 30, 1996                                      3,563                      --
    Non-voting common stock warrant                                                      394,539                      --
    Treasury stock, 1,670,000 shares as of September 30, 1995, at cost                        --              (1,470,950)
    Additional paid-in capital                                                        39,160,834                      --
    Retained earnings                                                                 20,907,231              17,362,148
                                                                                     -----------            ------------
        Total stockholders' equity                                                    60,632,618              16,191,798
                                                                                     -----------            ------------
           Total liabilities and stockholders' equity                                $74,283,581            $ 27,737,077
                                                                                     ===========            ============

    The accompanying notes are an integral part of the consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         FISCAL YEAR ENDED
                                                         -------------------------------------------------
                                                         SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 24,
                                                             1996               1995              1994
                                                             ----               ----              ----
REVENUES:
    Software and implementation                          $24,860,650        $19,877,780       $18,374,322
    Maintenance                                            9,408,644          7,508,330         6,122,360
                                                         -----------        -----------       -----------
           Total revenues                                 34,269,294         27,386,110        24,496,682
                                                         -----------        -----------       -----------
COST OF REVENUES:
    Software and implementation                            7,341,239          6,213,638         5,869,672
    Maintenance                                            3,164,514          2,338,701         2,226,673
Research and development                                   3,309,895          2,862,883         2,166,107
Sales and marketing                                        4,505,693          4,064,207         3,590,130
General and administrative                                 2,365,579          2,360,252         2,200,766
Compensation charge                                        3,023,964                 --                --
                                                         -----------        -----------       -----------
           Total operating expenses                       23,710,884         17,839,681        16,053,348
                                                         -----------        -----------       -----------
Income from operations                                    10,558,410          9,546,429         8,443,334
Interest income                                            1,294,077            428,985           169,891
Interest expense                                          (1,240,935)                --           (91,825)
                                                         -----------        -----------       -----------
Income before income taxes and extraordinary item         10,611,552          9,975,414         8,521,400
Provision for income taxes                                 4,324,296          4,349,181         3,407,610
                                                         -----------        -----------       -----------
Net income before extraordinary item                       6,287,256          5,626,233         5,113,790

EXTRAORDINARY ITEM:
    Loss on early extinguishment of debt
      (net of taxes of $1,493,161)                         2,148,697                 --                --
                                                         -----------        -----------       -----------
           Net income                                    $ 4,138,559        $ 5,626,233       $ 5,113,790
                                                         ===========        ===========       ===========
    Series A non-voting preferred stock dividends            593,476                 --                --
Net income allocable to common stockholders              $ 3,545,083        $ 5,626,233       $ 5,113,790
                                                         ===========        ===========       ===========
INCOME PER SHARE (NOTE 2):
    Net income before extraordinary item                 $       .37        $       .41
    Extraordinary item                                          (.13)                --
    Net income                                                   .24                .41
    Net income allocable to common stockholders          $       .21        $       .41
    Weighted average common shares outstanding            16,971,721         13,886,129
                                                         ===========        ===========



    The accompanying notes are an integral part of the consolidated financial statements.
                                     F-3

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          FISCAL YEAR ENDED
                                                                                          -----------------
                                                                       SEPTEMBER 30,       SEPTEMBER 30,     SEPTEMBER 24,
                                                                                1996                1995              1994
                                                                                ----                ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $   4,138,559        $ 5,626,233        $ 5,113,790
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Extraordinary item, gross                                             3,641,858
        Deferred income taxes                                                (1,639,794)          (759,467)          (341,739)
        Depreciation and amortization                                         1,442,799          1,378,970          1,244,286
        Compensation charge in connection with the recapitalization           3,023,964
        Compensation charge related to options granted                           91,415
    Changes in operating assets and liabilities
      net of effects from purchase of business:
        (Increase) decrease in accounts receivable                           (1,788,625)        (3,010,165)           887,044
        (Increase) in other current assets                                     (962,928)          (195,227)          (175,716)
        Increase (decrease) in accounts payable                                 (97,982)           (77,789)           262,373
        Increase in accrued expenses                                            242,531            611,841            892,476
        Increase (decrease) in due to affiliates                                 (9,335)          (484,619)           169,533
        Increase in deferred revenue                                          1,219,972            978,041            510,153
        Increase (decrease) in taxes payable                                    730,825            920,000         (1,099,186)
                                                                          -------------        -----------        -----------
           Net cash provided by operating activities                         10,033,259          4,987,818          7,463,014
                                                                          -------------        -----------        -----------
CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
    Purchase of investments                                                  (1,595,359)        (6,997,879)        (1,783,931)
    Maturities of investments                                                 3,163,875          1,458,182                 --
    Sales of investments                                                      5,755,112                 --                 --
    Purchase of property and equipment                                         (571,633)          (515,044)          (701,429)
    Additions to capitalized software costs                                    (703,746)          (699,996)          (700,000)
    Additions to intangible assets                                             (124,626)            (5,550)            (7,271)
    Acquisition of business, net of cash acquired                            (1,727,729)
                                                                          -------------        -----------        -----------
           Net cash provided by (used by) investing activities                4,195,894         (6,760,287)        (3,192,631)
                                                                          -------------        -----------        -----------
CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
    Proceeds from initial public offering, net                              114,428,895
    Issuance of Series A preferred stock                                     20,000,000
    Redemption of Series A preferred stock                                  (20,000,000)
    Payments of Series A preferred stock dividends                             (593,476)
    Proceeds from issuance of debt                                           49,605,461
    Early extinguishment of debt                                            (50,000,000)
    Proceeds from issuance of Series B preferred stock                       33,612,000
    Proceeds from issuance of Series C preferred stock                        1,388,000
    Payment of fees related to recapitalization                              (3,360,127)
    Purchase of common stock                                               (111,410,217)
    Exercise of options                                                         783,100
    Proceeds from warrants issued                                               394,539
    Equity issuance costs                                                    (1,415,960)
    Payments of long-term debt                                                                                     (1,000,000)
    Purchase of treasury stock                                                                                     (1,470,950)
                                                                          -------------        -----------        -----------
           Net cash provided by (used by) financing activities               33,432,215                 --         (2,470,950)
                                                                          ---------------------------------------------------
    Net increase (decrease) in cash and cash equivalents                     47,661,368         (1,772,469)         1,799,433

    Cash and cash equivalents - beginning of year                             3,843,711          5,616,180          3,816,747
                                                                          -------------        -----------        -----------
    Cash and cash equivalents - end of year                               $  51,505,079        $ 3,843,711        $ 5,616,180
                                                                          =============        ===========        ===========
SUPPLEMENTAL INFORMATION:
    Income taxes paid                                                     $   3,063,153        $ 3,896,246        $ 3,271,863
    Interest paid                                                         $   1,119,444                 --        $    91,825


        On July 22, 1996, the Company purchased all of the capital stock of Enterprising HealthCare, Inc., for $1,799,509. Fair value of assets acquired was $187,371 and liabilities assumed were $37,175.

        The accompanying notes are an integral part of the consolidated financial statements.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                               COMMON STOCK             NON-VOTING COMMON STOCK
                                                               ------------             -----------------------
                                                           SHARES         AMOUNT         SHARES          AMOUNT
                                                           ------         ------         ------          ------
Balance at September 25, 1993                            30,060,000     $ 300,600          --               --
Net income                                                       --            --          --               --
Purchase of treasury stock                                       --            --          --               --
                                                         ----------     ---------     -------           -------
Balance at September 24, 1994                            30,060,000       300,600          --               --
Net income                                                       --            --          --               --
                                                         ----------     ---------     -------           -------
Balance at September 30, 1995                            30,060,000       300,600          --               --
Stock options exercised                                   1,320,191        13,202          --               --
Repurchase of common stock in connection with
  the recapitalization                                           --            --          --               --
Retirement of treasury shares                           (30,262,404)     (302,624)         --               --
Issuance of common stock warrant                                 --            --          --               --
Issuance of common stock in initial public offering       6,900,000        69,000          --               --
Equity issuance costs                                            --            --          --               --
Issuance of common stock with conversion of
  Series B convertible preferred stock                    8,627,310        86,273          --               --
Issuance of non-voting common stock with
  conversion of Series C convertible preferred stock             --            --     356,262           $ 3,563
Compensation expense                                             --            --          --               --
Dividends on Series A non-voting preferred stock                 --            --          --               --
Net income                                                       --            --          --               --
                                                         ----------     ---------     -------           -------
Balance at September 30, 1996                            16,645,097     $ 166,451     356,262           $ 3,563
                                                         ==========     =========     =======           =======

   The accompanying notes are an integral part of the consolidated financial statements.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                          NON-VOTING             TREASURY STOCK
                                                          Common Stock           --------------
                                                            WARRANT         SHARES                AMOUNT
                                                            -------         ------                ------
Balance at September 25, 1993                                  --                --                   --
Net income                                                     --                --                   --
Purchase of treasury stock                                     --        (1,670,000)       $  (1,470,950)
                                                         --------        ----------          -----------
Balance at September 24, 1994                                  --        (1,670,000)          (1,470,950)
Net income                                                     --                --                   --
Balance at September 30, 1995                                  --        (1,670,000)          (1,470,950)
                                                         --------        ----------          -----------
Stock options exercised                                        --                --                   --
Repurchase of common stock in connection with
  the recapitalization                                         --       (28,592,404)        (108,386,253)
Retirement of treasury shares                                  --        30,262,404          109,857,203
Issuance of common stock warrant                         $394,539                --                   --
Issuance of common stock in initial public offer in            --                --                   --
Equity issuance costs                                          --                --                   --
Issuance of common stock with conversion of
  Series B convertible preferred stock                         --                --                   --
Issuance of non-voting common stock with
  conversion of Series C convertible preferred stock           --                --                   --
Compensation expense                                           --                --                   --
Dividends on Series A non-voting preferred stock               --                --                   --
Net income                                                     --                --                   --
                                                         --------        ----------          -----------
Balance at September 30, 1996                            $394,539                --                   --
                                                         ========        ==========          ===========



                                                           Additional                                    Total
                                                             Paid-in             Retained            Stockholders'
                                                             Capital             Earnings               Equity
                                                             -------             --------               ------
Balance at September 25, 1993                                       --        $  6,622,125        $   6,922,725
Net income                                                          --           5,113,790            5,113,790
Purchase of treasury stock                                          --                  --           (1,470,950)
                                                         -------------        ------------        -------------
Balance at September 24, 1994                                       --          11,735,915           10,565,565
Net income                                                          --           5,626,233            5,626,233
                                                         -------------        ------------        -------------
Balance at September 30, 1995                                       --          17,362,148           16,191,798
Stock options exercised                                  $     769,898                  --              783,100
Repurchase of common stock in connection with
  the recapitalization                                              --                  --         (108,386,253)
Retirement of treasury shares                            $(109,554,579)                 --                   --
Issuance of common stock warrant                                    --                  --              394,539
Issuance of common stock in initial public offer in        114,359,895                  --          114,428,895
Equity issuance costs                                       (1,415,959)                 --           (1,415,959)
Issuance of common stock with conversion of
  Series B convertible preferred stock                      33,525,727                  --           33,612,000
Issuance of non-voting common stock with
  conversion of Series C convertible preferred stock         1,384,437                  --            1,388,000
Compensation expense                                            91,415                  --               91,415
Dividends on Series A non-voting preferred stock                    --            (593,476)            (593,476)
Net income                                                          --           4,138,559            4,138,559
                                                         -------------        ------------        -------------
Balance at September 30, 1996                            $  39,160,834        $ 20,907,231        $  60,632,618
                                                         =============        ============        =============

  The accompanying notes are an integral part of the consolidated financial statements.

   NOTE 1.

         NATURE OF THE BUSINESS

   Transition Systems, Inc. (the "Company"), is a leading provider of integrated clinical and financial decision support systems for hospitals, integrated delivery systems and other health care institutions. The Company was founded in 1985 as a for-profit, majority-owned subsidiary of New England Medical Center, Inc. ("NEMC"). The Company remained a majority-owned subsidiary of NEMC until the January 1996 leveraged recapitalization transaction (the "Recapitalization") described in Note 9.


   NOTE 2.

         SUMMARY OF ACCOUNTING POLICIES

         Fiscal Year

   The Company changed its fiscal year end from the last Saturday of September of each year to September 30. The change was effective with the three months ended June 30, 1996.

         Principles of Consolidation

   The consolidated financial statements include the accounts of Transition Systems, Inc., and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

         Cash Equivalents

   For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with a maturity date of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost plus accrued interest which approximates market.

         Investments in Debt and Equity Securities

   Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. In fiscal 1995, the Company categorized all securities as available for sale, since the Company intended to liquidate these investments in connection with the Recapitalization. In fiscal 1996, the Company liquidated these investments. Realized or unrealized gains or losses applicable to the transfer of securities to the available-for-sale category and subsequent sale of these investments were immaterial.

         Capitalized Software Cost

   Software development costs subsequent to the establishment of technological feasibility are capitalized. Capitalized internally developed software costs approximated $700,000 for each of the fiscal years 1996, 1995 and 1994. Amortization of capitalized software costs, which begins with the general release of a product to customers, is included in cost of software and implementation revenues and amounted to approximately $767,000 for each of the fiscal years ended 1996, 1995 and 1994. Amortization of capitalized software costs is provided on a product-by-product basis at the greater of the amount calculated on a straight-line basis over the estimated economic life of the products, generally three years, or the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. Accumulated amortization of software development costs was $4,116,000, $3,349,000 and $2,582,000 at the end of fiscal years 1996, 1995 and 1994.

         All other expenditures for research and development are charged to operations when incurred.

         Purchased Technology

   Purchased technology is carried at cost less accumulated amortization, which is calculated on a straight-line basis over an estimated useful life of seven years.

         Intangible Assets

   Intangible assets include the costs incurred to register trademarks, copyrights and related legal expenses and debt issuance costs. Amortization is computed using the straight-line method over estimated useful lives ranging from three to five years.

         Property and Equipment

   Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

------------------------------------------------------------------------------------------
         Equipment                   3 to 5 years
         Furniture and fixtures      3 to 5 years
         Leasehold improvements      the lesser of the useful life or remaining lease term

   Maintenance and repair costs are expensed when incurred and betterments are capitalized. Upon retirement or sale, the cost of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income.

         Revenue Recognition

   The percentage of completion method is used by the Company primarily in connection with sales in which the customer is implementing the Company's core product for the first time. Add-on sales in which an existing customer licenses new modules or adds additional functionality do not generally involve substantial implementation effort and are recognized upon contract execution and shipment of the product. In fiscal 1996, the Company changed its method of recognizing software license revenue when associated with substantial implementation effort from percentage of completion based principally on costs incurred to percentage of completion based principally upon progress and performance as measured by achievement of contract milestones. The change in method was made in accordance with Accounting Principles Board Opinion No. 20 in contemplation of an initial public offering and in recognition of the Company's increased focus on providing a solution that combines software and implementation, as well as to facilitate the timely quarterly reporting requirements as a Securities and Exchange Commission ("SEC") registrant. The financial statements for all periods presented have been restated to reflect this change.

         The effect of the restatement was an increase (decrease) to software and implementation revenue in fiscal years 1995 and 1994 of approximately $(1,391,000) and $1,027,000, respectively, and an increase (decrease) to net income in fiscal years 1995 and 1994 of $(797,000) and $617,000, respectively. In addition, this restatement resulted in a decrease in accounts receivable as of September 30, 1995, of approximately $2,414,000.

         Revenues from maintenance contracts are recognized ratably over the life of the service contract, generally twelve months. Deferred revenue relates primarily to these maintenance contracts.

         Advertising and Promotion Expense

   All advertising and promotion costs are expensed as incurred. All contract procurement costs are included in sales and marketing expense and are expensed as incurred.

         Income Taxes

   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

         Risks and Uncertainties

   The Company sells its products primarily to hospitals and other health care institutions. The Company derived approximately 7.0%, 5.7% and 28.1% of its revenues in fiscal years 1996, 1995 and 1994, respectively, from a single customer. The Company performs ongoing credit evaluations of its customers. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

         The Company invests its daily excess cash in a money market fund with a major bank. The Company has not experienced any material losses on its investments.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets, liabilities and litigation at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

         Net Income Per Common Share

   Net income per common share is computed based upon the weighted average number of common shares and common equivalent shares (using the treasury stock method) outstanding after giving effect to the initial public offering. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB 83"), all common and common equivalent shares and other potentially dilutive instruments, including stock options, warrants and preferred stock issued during the twelve-month period prior to the initial filing date of the Registration Statement, have been included in the calculation as if they were outstanding for all periods presented.

         Stock-Based Compensation

   In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") was issued and will require the Company to elect either expense recognition under FAS 123 or its disclosure-only alternative for stock-based employee compensation. The expense recognition provision encouraged by FAS 123 would require fair-value based financial accounting to recognize compensation expense for employee stock compensation plans. FAS 123 must be adopted in the Company's fiscal 1997 financial statements with comparable disclosures for the prior years. The Company has determined that it will elect the disclosure-only alternative. The Company will be required to disclose the pro forma net income or loss and per share amounts in the notes to the financial statements using the fair-value based method beginning in fiscal 1997 with comparable disclosures for fiscal 1996. The Company has not determined the impact of these pro forma adjustments.


   NOTE 3.

         ACCOUNTS RECEIVABLE

   At September 30, accounts receivable consisted of the following:


                                                  1996               1995
         --------------------------------------------------------------------
         Billed                                $ 9,360,605        $ 8,641,193
         Unbilled                                4,183,019          3,034,766
                                               -----------        -----------
                                                13,543,624         11,675,959
         Allowance for doubtful accounts          (125,000)          (125,000)
                                               -----------        -----------
                                               $13,418,624        $11,550,959
                                               ===========        ===========

   Unbilled accounts receivable arise from differences in the timing of revenue recognition and billing under contract terms. Provisions and write-offs for bad debts for fiscal years 1996, 1995 and 1994 were $73,000, $156,200 and $91,140, respectively.


   NOTE 4.

         INVESTMENTS

   The following is a summary of the estimated fair value of available for sale securities at September 30, 1996 and 1995.


                                                                    1996              1995
         -----------------------------------------------------------------------------------
         CASH AND CASH EQUIVALENTS:
               Cash                                              $ 3,994,702      $  439,134
               Commercial paper                                           --       1,303,546
               Money market funds                                     65,624       2,101,031
               U.S. Treasury and federal agency obligations       35,262,482              --
               Municipal bonds                                    12,182,271              --
                                                                 -----------      ----------
                 Total cash and cash equivalents                  51,505,079       3,843,711
                                                                 -----------      ----------
         INVESTMENTS:
               Short-term municipal bonds                                 --       3,220,524
               U.S. Treasury and federal agency obligations               --       3,087,997
               Long-term municipal bonds                                  --       1,015,107
                                                                 -----------      ----------
                 Total investments                               $        --      $7,323,628
                                                                 ===========      ==========

   The estimated fair value of each investment approximates the amortized cost plus accrued interest. Unrealized gains or losses were immaterial at September 30, 1996 and 1995.

   The estimated fair value of debt securities available for sale at September 30, 1996 and 1995 by contractual maturity is as follows:

                                                          1996            1995
                                                          ----            ----

         Due in three months or less                  $47,444,753      $4,294,050
         Due after three months through one year               --       2,014,471
         Due after one year through three years                --         854,586
         Due after three years                                 --         160,521
                                                      -----------      ----------
                                                      $47,444,753      $7,323,628
                                                      ===========      ==========


   NOTE 5.

          PROPERTY AND EQUIPMENT

   Property and equipment at September 30, 1996 and 1995 consisted of the following:

                                                            1996              1995
                                                            ----              ----

         Equipment                                      $ 2,796,786       $ 2,284,311
         Furniture and fixtures                             933,481           839,035
         Leasehold improvements                             330,203           330,203
                                                        -----------       -----------
                                                          4,060,470         3,453,549
         Accumulated depreciation and amortization       (2,952,350)       (2,438,146)
                                                        -----------       -----------
                                                        $ 1,108,120       $ 1,015,403
                                                        ===========       ===========


   Depreciation expense for the fiscal years 1996, 1995 and 1994 was $514,204, $606,384 and $468,439, respectively.

<BF,10,12,0,0,*>
<IM,l>
   NOTE 6.

         RELATED PARTY AGREEMENTS AND TRANSACTIONS

   The Company had an arrangement to reimburse NEMC for administrative services provided to the Company by employees of NEMC. Under this arrangement, the Company incurred expenses of $24,200 in fiscal year 1996 and $96,800 in both fiscal years 1995 and 1994. This arrangement was terminated as of January 24, 1996. Since that date, these administrative services have been performed internally by Company personnel. This change has not resulted in a material increase in the Company's costs.

         The Company obtained certain other services through NEMC, including health benefits for its employees, for which it incurred a total of $134,114, $420,133 and $399,219 in operating expenses in fiscal years 1996, 1995 and 1994, respectively. The Company discontinued this arrangement as of December 31, 1995, and arranged to provide comparable benefits directly to its employees. This change has not resulted in a material increase in the Company's cost of providing and administering these employee benefits.

         Additionally, the Company used the computer facilities of New England Medical Center Hospitals, Inc., an affiliate of NEMC, pursuant to a data processing agreement. This service was provided at a charge of $82,467 in fiscal year 1996 and $109,956 in both fiscal years 1995 and 1994. This service was discontinued in June 1996.

         The Company had $1,000,000 outstanding under a demand promissory note payable to NEMC. Interest on such borrowings was computed at a market rate and was payable monthly. The note was paid in full to NEMC in fiscal 1994. Interest expense incurred on this note was $75,000 for fiscal 1994.

         The Company had an agreement to pay NEMC a percentage of the Company's software revenues derived from two specified software products up to a maximum of $275,000. The Company incurred an aggregate expense of $275,000 under this agreement in fiscal year 1994, which satisfied the maximum amount owed under the agreement.

   NOTE 7.

         LINE OF CREDIT - BANK

   On June 18, 1990, the Company entered into a $3,000,000 unsecured working capital line of credit with a bank. Interest was payable monthly at a rate periodically set by the bank, which was 8.75% at September 30, 1995. As of September 30, 1995, the Company had $3,000,000 available under this line of credit. No borrowings occurred during fiscal years 1996, 1995 and 1994. This agreement was terminated in January 1996.

         On April 26, 1996, the Company entered into a $25 million unsecured revolving line of credit with a bank group led by NationsBank, N.A. as agent and as lender. The new credit facility contains covenants setting minimum net worth, maximum leverage ratio and minimum net income requirements for the Company. On September 20, 1996, the Company amended its total revolving credit commitment from $25 million to $15 million. There have been no amounts drawn on this line. Advances under the revolving line of credit bear interest, at the Company's election, either at a "base rate" or at a "eurodollar rate." The base rate is a floating rate equal to the greater of
   (a) the prime rate or (b) the federal funds effective rate plus one-half of one percent (.50%). The eurodollar rate is equal to the sum of (x) a rate determined by reference to the then-current interbank offered rate for dollar denominated eurodollar deposits, with certain adjustments, plus (y) one percent (1.0%). The eurodollar rate was 6.4% at September 30, 1996.


   NOTE 8.

         STOCKHOLDERS' EQUITY

   On February 26, 1996, the Company's Board of Directors approved a 334-for-1 split of the company's common stock to be effected in the form of a stock dividend to the stockholders of record as of March 28, 1996. This stock split has resulted in a reclassification of $112,695 and $187,003 from the Company's additional paid-in capital and retained earnings accounts, respectively, to the Company's common stock account, representing the par value of shares issued. All share and per share amounts have been restated to retroactively reflect the stock split. In addition, on February 26, 1996, the Board of Directors also voted to retire and return to the status of authorized and unissued capital stock all shares of common stock then held in the Company's treasury and adopt an amendment to the Articles of Organization of the Company to, among other things, increase the authorized shares of common stock and non-voting common stock to 30,000,000 and 1,000,000 shares, respectively, which was subsequently approved by the stockholders of the Company.

         On April 18, 1996, the Company completed an initial public offering of 6,900,000 shares of its common stock, which generated net proceeds of $114.4 million. A substantial part of the proceeds were used to redeem $20.6 million of Series A preferred stock and accrued dividends, to repay the $34.7 million outstanding principal amount and accrued interest under the secured term loan facility, to repay the $10.3 million outstanding principal amount and accrued interest under the senior subordinated notes and to repay the $5.1 million outstanding principal amount and accrued interest under the Company's revolving credit facility.

   NOTE 9.

         RECAPITALIZATION

   In January 1996, prior to its contemplation of an initial public offering, the Company effected a Recapitalization, in which the Company repurchased 28,592,404 shares of common stock then issued and outstanding from NEMC and the other stockholders of the Company for an aggregate of approximately $111.4 million. In addition, Warburg, Pincus Ventures, L.P. ("WP Ventures") purchased from certain executive officers of the Company an aggregate of 2,308,608 shares of common stock, including an aggregate of 638,608 shares of common stock acquired by such executive officers pursuant to their exercise of stock options, for an aggregate of approximately $9.0 million. WP Ventures then contributed such shares of common stock to the Company. The principal purpose of the Recapitalization was to provide liquidity to the Company's existing stockholders while permitting them to retain a substantial ownership interest in the Company, and the Company has accounted for the transaction as a leveraged recapitalization. To finance the repurchase of these shares, the Company issued to certain institutional investors 20,000 shares of Series A non-voting preferred stock for an aggregate of $20.0 million, 33,512 shares of Series B convertible preferred stock (convertible into 8,627,310 shares of common stock) for an aggregate of $33.6 million and 1,388 shares of Series C non-voting convertible preferred stock (convertible into 356,262 shares of common stock) for an aggregate of $1.4 million. In addition, the Company entered into a secured term loan in the amount of $25.0 million and received an advance of $5.0 million under a secured revolving credit facility in the maximum principal amount of $15.0 million and issued Senior Subordinated Notes, due 2003, in the aggregate principal amount of $10.0 million (the "Senior Subordinated Notes"). The holder of the Senior Subordinated Notes also received a warrant to acquire an aggregate of 297,928 shares of non-voting common stock at an initial exercise price of $3.90 per share, subject to adjustment in certain circumstances. In addition, in the second quarter of fiscal 1996 the Company incurred a non-cash compensation charge of $3.0 million. This compensation charge arose from the purchase by the Company (both directly and indirectly, through WP Ventures) from certain of its executive officers of 972,608 shares of common stock that had been acquired by such officers immediately prior to the Recapitalization through the exercise of employee stock options. The amounts of the compensation charge is equal to the difference between the aggregate $765,800 exercise price paid by such officers upon such exercise and the $3,789,764 of aggregate proceeds received by the officers from the purchase by the Company of such shares.

   NOTE 10.

         EXTRAORDINARY ITEM

   In fiscal 1996, the Company incurred an extraordinary loss of approximately $2,149,000 representing the after-tax effect of the write-off of approximately $3,642,000 of unamortized capitalized financing costs. These costs were attributable to indebtedness incurred in the Recapitalization that was repaid out of the proceeds of the Company's initial public offering.


   NOTE 11.

         PREFERRED STOCK DIVIDEND

   The holders of the Series A preferred stock (issued in connection with the Recapitalization on January 24, 1996) were entitled to receive, when and as declared by the Board of Directors, out of funds legally available therefor, preferential cumulative dividends at the rate of 12% per annum. The Company was not obligated to pay dividends prior to the redemption of the Series A preferred stock, and no dividends were declared by the Board. The Series A preferred stock was subject to mandatory redemption, provided funds were legally available therefor, upon the closing of an initial public offering or the sale of the Company, but in no event later than January 2006. Upon the closing of the Company's initial public offering, on April 23, 1996, at which time funds became legally available for the redemption of the Series A preferred stock and payment of dividends, the Company redeemed in full the Series A preferred stock and paid dividends thereon from the date of the Recapitalization.

   NOTE 12.

         INCOME TAXES

   Provision for income taxes consists of the following:


                                                   1996              1995              1994
                                                   ----              ----              ----
   FEDERAL:
               Current                         $ 5,129,464        $3,967,648        $2,606,000
               Deferred                         (1,412,919)         (624,593)           (5,671)
                                               -----------        ----------        ----------
                                                 3,716,545         3,343,055         2,600,329
   STATE:
               Current                             835,029         1,141,000           863,083
               Deferred                           (227,278)         (134,874)          (55,802)
                                               -----------        ----------        ----------
                                                   607,751         1,006,126           807,281
                                               -----------        ----------        ----------
               Provision for income taxes      $ 4,324,296        $4,349,181        $3,407,610
                                               ===========        ==========        ==========

   Deferred tax expense results primarily from timing differences in the recognition of revenue and expenses such as reserves and capitalized software costs.

   A reconciliation between the Company's effective rate and the U.S. statutory rate is as follows:

                                                    SEPTEMBER 30,  SEPTEMBER 30, SEPTEMBER 24,
                                                             1996          1995          1994
                                                             ----          ----          ----
         U.S. statutory rate                                35.0%          35.0%         34.0%
         State taxes, net of federal benefits                5.6            6.0           6.0
         Other                                                --            2.6            --
                                                            ----           ----          ----
         Effective income tax rate                          40.6%          43.6%         40.0%
                                                            ====           ====          ====

   Components of the Company's deferred tax liabilities and assets are as follows:

                                                             SEPTEMBER 30,      SEPTEMBER 30,
                                                                     1996              1995
                                                                     ----              ----

         Capitalized software                                    $ (597,164)       $ (602,087)
         Depreciation                                               112,164           101,057
         Accounts receivable reserve                                 51,469            51,469
         Accrued vacation                                           183,076           158,891
         Reserves and other                                         418,019           451,876
         Revenue recognition                                      1,409,436         1,004,000
         Compensation charge                                      1,228,000                --
                                                                 ----------        ----------
         Net deferred tax assets                                 $2,805,000        $1,165,206
                                                                 ==========        ==========

   No valuation allowance has been recorded since the net deferred tax assets would be recoverable through carryback to prior periods.

   NOTE 13.

         EMPLOYEE BENEFIT PLANS

         401(k) Plan

   The Company maintains a savings plan for its eligible employees under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to a percentage of their income equal to the lesser of the IRS statutory rate or 15% on a pre-tax basis through contributions to the plan. Contributions by the Company under this plan are discretionary. Total contributions by the Company under the plan approximated $263,000, $214,000 and $162,000 in fiscal years 1996, 1995 and 1994, respectively.

         The Company previously obtained health benefit plans through NEMC (see
   Note 6). Beginning January 1, 1996, the Company established independent health benefit plans for its employees that provide a similar level of benefits.

         1996 Employee Stock Purchase Plan

   In 1996, the Company's Board of Directors adopted and the stockholders approved the 1996 Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Company has reserved 300,000 shares of common stock for issuance under the Stock Purchase Plan.

         During each six-month offering period under the Stock Purchase Plan, participating employees will be entitled to purchase shares through payroll deductions. The maximum number of shares which may be purchased will be determined on the first day of the offering period pursuant to a formula under which a specific percentage of the employee's projected base pay for the offering period is divided by a percentage of the market value of one share of common stock on the first day of the offering period. During each offering period, the price at which the employee will be able to purchase the common stock will be a specific percentage of the last reported sale price of the common stock of the NASDAQ National Market on the date on which the offering period commences or concludes, whichever is lower.

         The Stock Purchase Plan is administered by the Compensation Committee. All employees, other than certain highly compensated employees, who meet certain minimum criteria based on hours worked per week and length of tenure with the Company are eligible to participate in the Stock Purchase Plan. No employee will be able to purchase shares pursuant to the Stock Purchase Plan if, after such purchase, such employee would own more than five percent of the total combined voting power or value of the securities of the Company.


   NOTE 14.

         COMMITMENTS

   The Company leases its primary facility under an operating lease expiring on August 31, 2000. On August 16, 1996, the Company exercised its option under the operating lease to expand its primary facility. Minimum lease commitments under this operating lease are as follows:


      FISCAL YEAR                                        OPERATING LEASES
      -----------                                        ----------------
         1997                                               $  373,218
         1998                                                  474,443
         1999                                                  474,443
         2000                                                  434,906
                                                            ----------
         Total minimum lease payments                       $1,757,010
                                                            ==========

   This lease contains provisions for rent escalations based on increased operating expenses, the amounts of which are indeterminable at this time. Rent and utilities expense amounted to $369,569, $380,019 and $378,083, in fiscal years 1996, 1995 and 1994, respectively.

         The Company has an agreement with a vendor of third-party software included in certain of the Company's products. In June 1995, this agreement was renegotiated and the Company agreed to pay a fixed annual license fee through June 1998. In addition, under the agreement the Company is entitled to obtain maintenance services from the vendor on an annual basis for an additional fixed fee. Assuming the Company continues to purchase maintenance through June 1998, aggregate annual expenses under the agreement as renegotiated are expected to be $2.0 million. Aggregate license and maintenance fees under this agreement were $2,004,000, $1,675,200 and $1,505,250 for fiscal years 1996, 1995 and 1994, respectively.

         In September 1996, the Company entered into a five-year operating lease agreement with a renewal option for certain equipment. Minimum lease commitments are $57,522 per year.


   NOTE 15.

         STOCK OPTION PLANS

   In 1990, the Company awarded 668,000 nonqualified stock options to an employee.

         On May 11, 1995, the Company's Board of Directors adopted, and the stockholders approved, the 1995 Incentive and Nonstatutory Stock Option Plan. The Plan provides for the grant of nonqualified and incentive stock options to employees and others to purchase the Company's common stock. Options granted during fiscal 1995 provided for vesting over three years and expiration ten years after the date of grant. Options granted during fiscal 1996 provided for vesting over five years and expiration ten years after the date of grant. A summary of stock option activity follows:


                                                  NUMBER      OPTION PRICE
                                                 OF SHARES      PER SHARE
                                                 ---------      ---------
         Outstanding at September 25, 1993         668,000     $      0.003
           Granted during fiscal 1994                   --               --
                                                ---------------------------
         Outstanding at September 24, 1994         668,000            0.003
           Granted during fiscal 1995            3,663,646             1.20
                                                ---------------------------
         Outstanding at September 30, 1995       4,331,646     0.003 - 1.20
           Granted during fiscal 1996            1,079,564     3.90 - 20.25
           Exercised during fiscal 1996         (1,320,191)    0.003 - 1.20
           Canceled during fiscal 1996             (27,165)            1.20
                                                ---------------------------
         Outstanding at September 30, 1996       4,063,854    $1.20 - 20.25
                                                ===========================

   At September 30, 1996, 2,197,163 of the outstanding options were exercisable. As of September 30, 1996, there were 6,070,116 shares of common stock authorized for issuance under its stock option plan. In connection with the Recapitalization, the Company accelerated the vesting of options to purchase an aggregate of 2,442,208 shares of common stock granted to certain executive officers during fiscal 1995, so as to make such options exercisable in full immediately prior to the closing of the Recapitalization. On January 24, 1996, an aggregate of 638,608 shares of common stock were issued to such officers upon their exercise of such options.


   NOTE 16.

         ACQUISITION

   On July 22, 1996, the Company acquired substantially all of the outstanding stock and a note held by a selling principal of Enterprising HealthCare, Inc. ("Enterprising HealthCare"), based in Tucson, Arizona, for a total purchase price of approximately $1.8 million in cash. Enterprising HealthCare provides system integration products and services for the health care market.

         The acquisition was accounted for under the purchase method with the results of Enterprising HealthCare included from July 22, 1996. Purchased technology of $1.6 million is being amortized on a straight-line basis over seven years. Pro forma results of operations have not been presented, as the effect of this acquisition on the financial statements was not material.

                                    SIGNATURE

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts as of December , 1996.

                                      TRANSITION SYSTEMS, INC.

                                      By   /s/ Robert F. Raco
                                         ---------------------------------------
                                         Robert F. Raco
                                         President and Chief Executive Officer

                                POWER OF ATTORNEY

           Each individual whose signature appears below hereby constitutes and appoints Robert F. Raco, Robert E. Kinney, Donald C. Cook, Christine Shapleigh and Paula J. Malzone, and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing which they, or any of them, may deem necessary or advisable to be done in connection with this Form 10-K, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or any substitute or substitutes for any or all of them, may lawfully do or cause to be done by virtue hereof.

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on and on the dates indicated.

           Signatures                     Title                                 Date
           ----------                     -----                                 ----

     /s/ Robert F. Raco                   President, Chief Executive            December 24, 1996
-----------------------------------       Officer and Director
         Robert F. Raco                   (Principal Executive Officer)

     /s/ Robert E. Kinney                 Chief Financial Officer               December 24, 1996
-----------------------------------       (Principal Financial and
         Robert E. Kinney                 Accounting Officer)

     /s/ Patrick T. Hackett               Director                              December 24, 1996
-----------------------------------
         Patrick T. Hackett

     /s/ Robert S. Hillas                 Director                              December 24, 1996
-----------------------------------
         Robert S. Hillas

                                          Director                              December   , 1996
-----------------------------------
         Peter Van Etten

     /s/ Allen F. Wise                    Director                              December 24, 1996
-----------------------------------
         Allen F. Wise