Form 10-Q
period 1996-12-31
TRANSITION SYSTEMS INC
filed 1997-02-14
CIK 1009301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark one)
    X        Quarterly Report Pursuant to Section 13 or 15(d)
   ----             of the Securities Exchange Act of 1934
                    For the Quarterly Period Ended December 31, 1996 or

   ----           Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                    For the Transition Period from_____ to_____

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

                          YES   X     NO
                             ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        OUTSTANDING AT
         CLASS                          FEBRUARY 3, 1997
         -----                          ----------------

      COMMON STOCK,                       16,937,057
      $.01 PAR VALUE                        SHARES

      NON-VOTING COMMON STOCK,             356,262
      $.01 PAR VALUE                       SHARES

                           TRANSITION SYSTEMS, INC.
            FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 1996




                              TABLE OF CONTENTS

                                                                   Page No.
                                                                   --------

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

        Consolidated Balance Sheets as of
        December 31, 1996 (unaudited) and September 30, 1996. . . . . .     3

        Consolidated Statements of Operations for the Three Months
        Ended December 31, 1996 and December 30, 1995 (unaudited) . . .     4

        Consolidated Statements of Cash Flows for the Three Months
        Ended December 31, 1996 and December 30, 1995 (unaudited) . . .     5

        Notes to Interim Consolidated Financial Statements  . . . . . .     6


ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . .     7


                          PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . .     10

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12

                           TRANSITION SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS


                                           DECEMBER 31,    SEPTEMBER 30,
                                              1996            1996
                                           (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents               $53,836,000    $51,505,000
    Accounts receivable, net                 12,859,000     13,419,000
    Other current assets                      2,004,000      1,831,000
    Deferred income taxes                     2,062,000      2,062,000
                                            -----------    -----------

                Total current assets         70,761,000     68,817,000
                                            -----------    -----------

Property and equipment, net                   1,170,000      1,108,000
Capitalized software costs, net               1,399,000      1,399,000
Purchased technology, net                     1,553,000      1,611,000
Intangible assets, net                          235,000        120,000
Long-term deferred income taxes               1,228,000      1,228,000
                                            -----------    -----------
                Total assets                $76,346,000    $74,283,000
                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                        $   340,000    $   595,000
    Accrued expenses                          4,116,000      4,280,000
    Income taxes payable                      1,175,000      2,015,000
    Deferred revenue                          6,215,000      6,255,000
                                            -----------    -----------
               Total current liabilities     11,846,000     13,145,000
                                            -----------    -----------

Notes payable                                    19,000         21,000
Deferred income taxes                           485,000        485,000
                                            -----------    -----------

               Total liabilities            $12,350,000    $13,651,000
                                            -----------    -----------

Commitments

Stockholders' equity:
    Common stock                                169,000        166,000
    Non-voting common stock                       3,000          3,000
    Non-voting common stock warrant             395,000        395,000
    Additional paid-in capital               40,743,000     39,161,000
    Retained earnings                        22,686,000     20,907,000
                                            -----------    -----------

               Total stockholders' equity    63,996,000     60,632,000
                                            -----------    -----------

               Total liabilities
               and stockholders' equity     $76,346,000    $74,283,000
                                            ===========    ===========


  The accompanying notes are an integral part of the consolidated financial statements.

                            TRANSITION SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                             Three Months Ended
                                       ----------------------------
                                       December 31,    December 30,
                                            1996          1995
                                       ------------    ------------

Revenues:
   Software and implementation           $5,860,000      $4,407,000
   Maintenance                            2,626,000       2,151,000
                                         ----------      ----------
        Total revenues                    8,486,000       6,558,000
                                          ---------      ----------

Cost of Revenues:
   Software and implementation            2,205,000       1,656,000
   Maintenance                              659,000         808,000
Research and development                    878,000         808,000
Sales and marketing                       1,364,000         888,000
General and administrative                  981,000         547,000
                                         ----------      ----------
        Total operating expenses          6,087,000       4,707,000
                                         ----------      ----------

Income from operations                    2,399,000       1,851,000
Interest income                             566,000         148,000

                                         ----------      ----------
Income before income taxes                2,965,000       1,999,000
Provision for income taxes                1,186,000         820,000

                                         ----------      ----------
Net income                               $1,779,000      $1,179,000
                                         ==========      ==========


Net income per share                          $0.09           $0.06

Weighted average common shares
     outstanding                         20,526,000      20,619,000(1)


(1) See note (2) of notes to interim consolidated financial statements.


The accompanying notes are an integral part of the consolidated financial statements.




                                       TRANSITION SYSTEMS, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (unaudited)

                                                                             Three Months Ended
                                                                        ---------------------------
                                                                         December 31,  December 30,
                                                                            1996            1995
                                                                        -------------    ----------
Cash flows from operating activities:
    Net income                                                             $1,779,000    $1,179,000
    Adjustments to reconcile net income to net cash provided by operating activities:
     Deferred income taxes                                                     -            107,000
     Depreciation and amortization                                            384,000       319,000
     Compensation charge related to options                                    39,000        -
     Tax benefit from stock option excercise                                1,201,000        -
    Changes in operating assets and liabilities:
     Decrease in accounts receivable                                          560,000       309,000
     (Increase) in other current assets                                      (173,000)      (96,000)
     (Decrease) in accounts payable                                          (255,000)     (104,000)
     (Decrease) in accrued expenses                                          (164,000)     (695,000)
     (Decrease) in taxes payable                                             (840,000)     (363,000)
     Increase in due to affiliates                                             -             70,000
     Increase (decrease) in deferred revenue                                  (40,000)      345,000
                                                                       --------------   -----------
                 Net cash provided by operating activities                  2,491,000     1,071,000

Cash flows provided by (used by) investing activities:
     Purchases of investments                                                  -         (1,595,000)
     Maturities of investments                                                 -          3,164,000
     Sales of investments                                                      -          5,755,000
     Purchases of property and equipment                                     (204,000)     (121,000)
     Additions to capitalized software costs                                 (175,000)     (175,000)
     Additions to intangible assets                                          (123,000)       (1,000)
                                                                       --------------   -----------
                Net cash provided by (used by) investing activities          (502,000)    7,027,000

Cash flows provided by (used by) financing activities:
     Exercise of options                                                      350,000        -
     Paydown of note payable                                                   (2,000)       -
     Equity issuance costs                                                     (6,000)       -
                                                                       --------------   -----------
               Net cash provided by financing activities                      342,000        -

Net increase in cash and cash equivalents                                   2,331,000     8,098,000

Cash and cash equivalents - beginning of period                            51,505,000     3,844,000

                                                                       ==============   ===========
Cash and cash equivalents - end of period                                 $53,836,000   $11,942,000
                                                                       ==============   ===========

Supplemental information:
     Income taxes paid                                                    $   831,000   $ 1,059,000
     Interest paid                                                             -             -


The accompanying notes are an integral part of the consolidated financial statements.

                            TRANSITION SYSTEMS, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, except for the effects of the Recapitalization effected by the Company in January 1996 and the Company's initial public offering in April 1996, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 1996 which are contained in the Company's Annual Report on Form 10-K, File No. 0-28182. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the entire year ending September 30, 1997.

2.  COMPUTATION OF PRO FORMA EARNINGS PER SHARE

Net income per common share is computed based upon the weighted average number of common shares and common equivalent shares outstanding during each period. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. Net income per share for the three month period ended December 30, 1995, on a pro forma basis, gives effect to the Company's Recapitalization, and the issuance of common stock in the initial public offering. In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 83 ("SAB 83") all common and common equivalent shares and other potentially dilutive instruments, including stock options, warrants and preferred stock issued during the twelve-month period prior to the filing date (April 18, 1996) of the Company's Registration Statement for its initial public offering have been included in the calculation as if they were outstanding for all periods presented.


3.  SUBSEQUENT EVENT

On January 31, 1997, the Company acquired a 19.5% ownership interest in HealthVISION, Inc. for $6 million in cash. HealthVISION is a provider of electronic medical record software based in Santa Rosa, California. This investment is being accounted for on the cost basis.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

This document contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that may contribute to such differences include those listed under "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, File No. 0-28182.

The following information should be read in conjunction with the consolidated financial statements included herein and the notes thereto as well as the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

OVERVIEW
--------

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

RESULTS OF OPERATIONS
---------------------

REVENUES

The Company's total revenues increased 29% to $8.5 million for the three months ended December 31, 1996 from $6.6 million for the same period in the prior year. Software and implementation revenue increased 33% to $5.9 million for the three months ended December 31, 1996 from $4.4 million for the same period in the prior year. The increase in software and implementation revenue was due primarily to growth in sales to integrated delivery systems and increased penetration of the small hospital market through sales of the Company's AS/400 and UNIX products. Maintenance revenue increased 22% to $2.6 million for the three months ended December 31, 1996 from $2.2 million for the same period in the prior year. The growth in maintenance revenue is attributable to the growth in the Company's installed base.

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

Cost of software and implementation revenue increased 33% to $2.2 million for the three months ended December 31, 1996 from $1.7 million for the same period in the prior year. The increase was primarily due to a net increase of twenty-one persons in the Company's implementation staff. In addition, a greater proportion of the Company's revenue was generated by products which contain a higher third party royalty cost. Cost of maintenance revenue decreased 19% to $0.7 million for the three months ended December 31, 1996 from $0.8 million for the same period in the prior year. The decrease was primarily due to the reorganization of the Company's technical support department. Several employees in the technical support department were reassigned to research and development due to the maturation of the Company's midrange product, reducing support needs.

RESEARCH AND DEVELOPMENT

Research and development expense increased 9% to $0.9 million for the three months ended December 31, 1996 from $0.8 million for the same period in the prior year. The increase was mainly due to the reorganization of the Company's technical support department. This increase was partly offset by the transfer of personnel in the product planning group from a research and development role in fiscal 1996, to marketing in 1997.

SALES AND MARKETING

Sales and marketing expense increased 54% to $1.4 million for the three months ended December 31, 1996 from $0.9 million for the same period in the prior year. The increase was primarily due to a net increase of five new persons and the transfer of personnel from research and development to marketing as market segment managers. Commission expense was also higher in the three months ended December 30, 1996 as compared to the same period in the prior year due to an increase in contract signings.

GENERAL AND ADMINISTRATIVE

General and administrative expense increased 80% to $1.0 million for the three months ended December 31, 1996 from $0.5 million for the same period in the prior year. The increase was primarily due to increased costs related to becoming a public company, a net increase of two new persons, and general and administrative expenses related to Enterprising HealthCare, Inc., which the Company acquired in July 1996.



NET INTEREST INCOME (EXPENSE)

Net interest income increased 283% to $0.6 million for the three months ended December 31, 1996 from $0.1 million for the same period in the prior year. The increase was due to the significantly higher cash balance generated by the April 1996 initial public offering.

PROVISION FOR INCOME TAXES

The Company's effective income tax rate decreased to 40% for the three months ended December 31, 1996 from 41% for the same period in the prior year. The decrease was primarily attributed to the tax benefit obtained by the Company investing a portion of its cash in tax exempt securities during the current year.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents increased to $53.8 million at December 31, 1996 from $51.5 million at September 30, 1996. The increase is attributable primarily to the cash flow provided by operating activities during the current quarter.


The Company believes that the net proceeds from the sale of common stock by the Company in its initial public offering in April 1996, together with available funds, cash generated from operations and its unused line of credit of $15 million, will be sufficient to finance the Company's operations and planned capital expenditures for at least the next twelve months. There can be no assurance, however, that the Company will not require additional financing during that time or thereafter.

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K.


(a)  EXHIBITS

    EXHIBIT
     NUMBER         DESCRIPTION
     ------         -----------

      *3.2          Amended and Restated Articles of Organization
      *3.4          Amended and Restated By-Laws
      *3.5          Articles of Amendment to the Articles of Organization, as
                    filed with the Secretary of State of the Commonwealth of Massachusetts on April 3, 1996.

      *4.1          Specimen Certificate for Common Stock

      11.1          Computation of Per Share Earnings


* Incorporated herein by reference to the similarly-numbered exhibit included in the company registration statement on Form S-1, File No. 333-01758.

(b)    REPORTS ON FORM 8-K

                    none
                                       10

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Transition Systems, Inc.
                            (Registrant)




Dated:  February 14, 1997          /s/ Robert F. Raco
                                 ---------------------------------------------
                                 Robert F. Raco
                                 President, Chief Executive Officer and Director (principal executive officer)


Dated:  February 14, 1997          /s/ Paula J. Malzone
                                 -----------------------------------------------
                                 Paula J. Malzone
                                 Treasurer and Controller
                                 (principal financial and accounting officer)