Form 10-Q
period 1997-03-31
TRANSITION SYSTEMS INC
filed 1997-05-09
CIK 1009301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark one)
     X        Quarterly Report Pursuant to Section 13 or 15(d)
----------            of the Securities Exchange Act of 1934
                      For the Quarterly Period Ended March 31, 1997 or

                      Transition Report Pursuant to Section 13 or 15(d)
----------            of the Securities Exchange Act of 1934
                      For the Transition Period from ________ to __________


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

                       YES   X    NO
                           -----     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                               OUTSTANDING AT
          CLASS                                                 MAY 2, 1997
          -----                                                 -----------

    COMMON STOCK,                                                17,076,416
    $.01 PAR VALUE                                                   SHARES

    NON-VOTING COMMON STOCK,                                        356,262
    $.01 PAR VALUE                                                   SHARES

                            TRANSITION SYSTEMS, INC.
               FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 1997



                                TABLE OF CONTENTS

                                                                                     Page No.
                                                                                   ------------

                          PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS:

             Consolidated Balance Sheets as of
             March 31, 1997 (unaudited) and September 30, 1996 .......................   3

             Consolidated Statements of Operations for the Three Months and
             Six Months Ended March 31, 1997 (unaudited) and
             March 30, 1996 (unaudited) ..............................................   4

             Consolidated Statements of Cash Flows for the Six Months
             Ended March 31, 1997 (unaudited) and March 30, 1996 (unaudited) .........   5

             Notes to Interim Consolidated Financial Statements ......................   6


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS .....................................   7



                          PART II. OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................   11
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.........................................   11

SIGNATURES ...........................................................................   12

                            TRANSITION SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                MARCH 31,   SEPTEMBER 30,
                                                  1997          1996
ASSETS                                         (unaudited)
Current assets:
      Cash and cash equivalents               $50,080,000   $51,505,000
      Short term investments                      250,000            --
      Accounts receivable, net                 15,269,000    13,419,000
      Other current assets                      2,210,000     1,831,000
      Deferred income taxes                       653,000     2,062,000
                                              -----------   -----------

                  Total current assets         68,462,000    68,817,000
                                              -----------   -----------

Property and equipment, net                     1,240,000     1,108,000
Capitalized software costs, net                 1,404,000     1,399,000
Purchased technology, net                       1,494,000     1,612,000
Intangible assets, net                            262,000       120,000
Long-term deferred income taxes                 1,228,000     1,228,000
Equity investment                               6,000,000            --
                                              -----------   -----------

                 Total assets                 $80,090,000   $74,284,000
                                              ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                        $   442,000   $   595,000
      Accrued expenses                          5,154,000     4,280,000
      Income taxes payable                        864,000     2,015,000
      Deferred revenue                          6,620,000     6,255,000
                                              -----------   -----------

                 Total current liabilities     13,080,000    13,145,000
                                              -----------   -----------

Notes payable                                      17,000        21,000
Deferred income taxes                             485,000       485,000
                                              -----------   -----------

                 Total liabilities            $13,582,000   $13,651,000
                                              -----------   -----------

Commitments

Stockholders' equity:
      Common stock                                171,000       166,000
      Non-voting common stock                       4,000         4,000
      Non-voting common stock warrant             395,000       395,000
      Additional paid-in capital               41,065,000    39,161,000
      Retained earnings                        24,873,000    20,907,000
                                              -----------   -----------

                 Total stockholders' equity    66,508,000    60,633,000
                                              -----------   -----------

                 Total liabilities
                 and stockholders' equity     $80,090,000   $74,284,000
                                              ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements

                            TRANSITION SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                               Three Months Ended               Six Months Ended
                                            --------------------------    --------------------------

                                             March 31,       March 30,     March 31,       March 30,
                                               1997            1996          1997            1996
                                            -----------    -----------    -----------    -----------

Revenues:
      Software and implementation           $ 7,026,000    $ 5,223,000    $12,886,000    $ 9,630,000
      Maintenance                             2,793,000      2,295,000      5,419,000      4,446,000
                                            -----------    -----------    -----------    -----------
           Total revenues                     9,819,000      7,518,000     18,305,000     14,076,000
                                            -----------    -----------    -----------    -----------

Cost of Revenues:
      Software and implementation             2,465,000      1,852,000      4,670,000      3,508,000
      Maintenance                               677,000        714,000      1,336,000      1,522,000
Research and development                        883,000        820,000      1,761,000      1,628,000
Sales and marketing                           1,680,000      1,133,000      3,044,000      2,021,000
General and administrative                    1,050,000        679,000      2,031,000      1,226,000
Compensation charge                                --        3,024,000           --        3,024,000
                                            -----------    -----------    -----------    -----------
           Total operating expenses           6,755,000      8,222,000     12,842,000     12,929,000
                                            -----------    -----------    -----------    -----------

Income (loss) from operations                 3,064,000       (704,000)     5,463,000      1,147,000
Interest income                                 581,000         61,000      1,147,000        209,000
Interest expense                                   --         (899,000)          --         (899,000)

                                            -----------    -----------    -----------    -----------
Income (loss) before income taxes             3,645,000     (1,542,000)     6,610,000        457,000
Provision (benefit) for income taxes          1,458,000       (632,000)     2,644,000        188,000

                                            ===========    ===========    ===========    ===========
Net income (loss)                           $ 2,187,000    $  (910,000)   $ 3,966,000    $   269,000
                                            ===========    ===========    ===========    ===========



Net income (loss) per share                 $      0.11    $     (0.07)   $      0.19    $      0.02

Weighted average common shares
       outstanding (1)                       20,506,000     13,886,000     20,702,000     13,886,000


(1)   See note 2 of notes to interim consolidated financial statements.


The accompanying notes are an integral part of the consolidated financial statements

                                TRANSITION SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                          Six Months Ended
                                                                                    ----------------------------
                                                                                     March 31,       March 30,
                                                                                       1997             1996
                                                                                    -----------    -------------
Cash flows from operating activities:
       Net income                                                                   $ 3,966,000    $     269,000
       Adjustments to reconcile net income to net cash provided by operating activities:
         Deferred income taxes                                                               --          107,000
         Depreciation and amortization                                                  786,000          711,000
         Compensation charge in connection with the recapitalization                         --        3,024,000
         Other                                                                          (91,000)           6,000
         Tax benefit from stock option exercises                                      1,492,000               --
       Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                                  (1,850,000)         684,000
         Increase in other current assets                                              (379,000)      (1,050,000)
         Decrease in deferred tax asset                                               1,409,000               --
         (Decrease) increase in accounts payable                                       (153,000)         152,000
         Increase in accrued expenses                                                   874,000        1,410,000
         Decrease in taxes payable                                                   (1,151,000)      (1,185,000)
         Increase in deferred revenue                                                   365,000          211,000

                                                                                    -----------    -------------
                       Net cash provided by operating activities                      5,268,000        4,339,000

Cash flows provided by (used by) investing activities:
       Purchases of investments                                                        (250,000)              --
       Sales and maturities of investments                                                   --        7,324,000
       Purchases of property and equipment                                             (432,000)        (264,000)
       Additions to capitalized software costs                                         (355,000)        (350,000)
       Additions to intangible assets                                                  (159,000)          (2,000)
       Equity investment                                                             (6,000,000)              --

                                                                                    -----------    -------------
                       Net cash provided by (used by) investing activities           (7,196,000)       6,708,000

Cash flows provided by (used by) financing activities:
       Proceeds from issuance of debt                                                        --       49,605,000
       Payment of principal on term loan                                                     --       (1,000,000)
       Net proceeds from issuance of preferred stock                                         --       53,158,000
       Purchase of common stock                                                              --     (111,410,000)
       Payment of fees related to recapitalization                                           --       (3,336,000)
       Exercise of options                                                              513,000          767,000
       Proceeds from warrants issued                                                         --          395,000
       Other                                                                            (10,000)        (121,000)

                                                                                    -----------    -------------
                       Net cash provided by (used by) financing activities              503,000      (11,942,000)

Net decrease in cash and cash equivalents                                            (1,425,000)        (895,000)

Cash and cash equivalents - beginning of period                                      51,505,000        3,844,000

                                                                                    ===========    =============
Cash and cash equivalents - end of period                                           $50,080,000    $   2,949,000
                                                                                    ===========    =============

Supplemental information:
       Income taxes paid                                                            $   896,000    $     455,000
       Interest paid                                                                         --               --




The accompanying notes are an integral part of the consolidated financial statements

                            TRANSITION SYSTEMS, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, except for the effects of the Recapitalization effected by the Company in January 1996 and the Company's initial public offering in April 1996, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 1996 which are contained in the Company's Annual Report on Form 10-K for such fiscal year. The results of operations for the three and six months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 1997.

2. COMPUTATION OF PRO FORMA EARNINGS PER SHARE

Net income per common share is computed based upon the weighted average number of common shares and common equivalent shares outstanding during each period. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. Net income per share for the three and six month periods ended March 30, 1996, on a pro forma basis, gives effect to the Company's Recapitalization, and the issuance of common stock in the initial public offering. In accordance with the Securities and Exchange Commissions Staff Accounting Bulletin No. 83 ("SAB 83") all common and common equivalent shares and other potentially dilutive instruments, including stock options, warrants and preferred stock issued during the twelve-month period prior to the filing date (April 18, 1996) of the Company's Registration Statement for its initial public offering have been included in the calculation as if they were outstanding for all periods presented.

3.    EQUITY INVESTMENT

On January 31, 1997, the Company acquired a 19.5% equity interest in HealthVISION, Inc. for $6 million in cash. HealthVISION is a provider of electronic medical record software based in Santa Rosa, California. This investment is being accounted for on the cost basis.


4.    RECENT ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board ("FASB") released the Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS 128 requires restatement of all prior-period EPS data presented. Management has not yet determined the impact of SFAS 128 on the Company's financial statements.

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

RESULTS OF OPERATIONS
---------------------

REVENUES

The Company's total revenues increased 31% to $9.8 million for the three months ended March 31, 1997 from $7.5 million for the same period in the prior year. For the six months ended March 31, 1997, total revenues increased 30% to $18.3 million from $14.1 million for the same six month period in the prior year. Software and implementation revenue increased 35% to $7.0 million for the three months ended March 31, 1997 from $5.2 million for the same period in the prior year and increased 34% to $12.9 million for the six months ended March 31, 1997 from $9.6 million for the same period in the prior year. The increase in software and implementation revenue was due primarily to continued market penetration of the Company's products and increased add-on software sales to its existing customer base, as well as increased efficiency of system implementations resulting in additional revenue generated from backlog. Maintenance revenue increased 22% to $2.8 million for the three months ended March 31, 1997 from $2.3 million for the same period in the prior year, and increased 22% to $5.4 million for the six months ended March 31, 1997 from $4.4 million for the same period in the prior year. The growth in maintenance revenue is attributable to the growth in the Company's installed base.

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

Cost of software and implementation revenue increased 33% to $2.5 million for the three months ended March 31, 1997 from $1.9 million for the same period in the prior year. For the six months ended March 31, 1997, cost of software and implementation revenue increased 33% to $4.7 million from $3.5 million for the same period last year. As a percentage of software and implementation revenue, cost of software and implementation revenue remained constant at 35% for the three months ended March 31, 1997 and March 30, 1996, and remained constant at 36% for the six months ended March 31, 1997 and March 30, 1996. The increase in spending was primarily due to a net increase of eighteen persons in the Company's implementation staff, as well as higher third-party software costs.

Cost of maintenance revenue was essentially unchanged at $0.7 million for the three months ended March 31, 1997 and 1996, and decreased 12% to $1.3 million for the six months ended March 31, 1997 from $1.5 million for the same period in the prior year. As a percentage of maintenance revenue, cost of maintenance revenue decreased to 24% from 31% for the three months ended March 31, 1997 and March 30, 1996, respectively, and decreased to 25% from 34% for the six months ended March 31, 1997 and March 30, 1996, respectively. The decrease was primarily due to the reorganization of the Company's technical support department. Several employees in the technical support department were reassigned to research and development due to the maturation of the Company's midrange product, reducing support needs.

RESEARCH AND DEVELOPMENT

Research and development expense increased 8% to $0.9 million for the three months ended March 31, 1997 from $0.8 million for the same period in the prior year. For the six months ended March 31, 1997, research and development expenses increased 8% to $1.8 million from $1.6 million for the same period in the prior year. As a percentage of revenues, research and development expense decreased to 9% from 11% for the three months ended March 31, 1997 and March 30, 1996, respectively, and decreased to 10% from 12% for the six months ended March 31, 1997 and March 30, 1996, respectively. The increase in spending was mainly due to the reorganization of the Company's technical support department. This increase was partly offset by the transfer of certain personnel in the product planning group from a research and development role in fiscal 1996 to a marketing role in 1997. The decrease as a percentage of revenues was mainly due to the Company's investment in technology and development tools in prior years, resulting in increased productivity and less rapid growth in research and development expenditures. The Company expects that research and development expenses will increase as a percentage of revenue in future periods as new development projects are undertaken.

SALES AND MARKETING

Sales and marketing expense increased 48% to $1.7 million for the three months ended March 31, 1997 from $1.1 million for the same period in the prior year, and increased 51% to $3.0 million for the six months ended March 31, 1997 from $2.0 million for the same period in the prior year. As a percentage of revenues, sales and marketing expense increased to 17% for the three months ended March 31, 1997 from 15% for the three months ended March 30, 1996 and increased to 17% from 14% for the six months ended March 31, 1997 and March 30, 1996 respectively. The increase was primarily due to a net increase of fifteen new sales and sales support personnel. Sales commissions also increased over last year due to increased sales volume.

GENERAL AND ADMINISTRATIVE

General and administrative expense increased 55% to $1.0 million for the three months ended March 31, 1997 from $0.7 million for the same period in the prior year, and increased 66% to $2.0 million for the six months ended March 31, 1997 from $1.2 million for the same period in the prior year. As a percentage of revenues, general and administrative expense increased to 11% from 9% for the three months ended March 31, 1997 and March 30, 1996, respectively, and increased to 11% from 9% for the six months ended March 31, 1997 and March 30, 1996, respectively. The increase was primarily due to increased costs related to becoming a publicly-traded company, and expenses related to Enterprising HealthCare, Inc., which the Company acquired in July 1996.

OTHER OPERATING EXPENSES

Other operating expenses for the three and six months ended March 30, 1996 included a compensation charge of $3.0 million arising from the acquisition by the Company, in connection with the January 1996 Recapitalization, of shares of Common Stock issued to certain executive officers pursuant to the exercise of options.

INTEREST INCOME (EXPENSE)

Interest income for the three months ended March 31, 1997 was $0.6 million, compared to $0.1 million in interest income and $0.9 million in interest expense for the same period in the prior year. During the six months ended March 31, 1997, the Company had $1.1 million in interest income compared to $0.2 million in interest income and $0.9 million in interest expense for the same period in the prior year. The increase in interest income, and the decrease in interest expense is related to the extinguishment in April 1996 of the debt related to the January 1996 Recapitalization, as well as the interest income earned on the cash balances that the Company generated from operations and the proceeds of the Company's April 1996 initial public offering.

PROVISION FOR INCOME TAXES

The Company's effective income tax rate decreased to 40% for the six months ended March 31, 1997 from 41% for the same period in the prior year. The decrease was primarily attributable to the tax benefit obtained by the Company's investing a portion of its cash in tax exempt securities during the current year. For the three months ended March 30, 1996, the Company recorded an income tax benefit resulting from the loss before taxes due to the compensation charge related to the January 1996 recapitalization.

RECENT ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board ("FASB") released the Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS 128 requires restatement of all prior-period EPS data presented. Management has not yet determined the impact of SFAS 128 on the Company's financial statements.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents decreased to $50.1 million at March 31, 1997 from $51.5 million at September 30, 1996. The decrease is attributable primarily to the Company's January 1997 acquisition of a 19.5% equity interest in HealthVISION for $6 million in cash, which was partially offset by cash provided by operating activities during the six month period ended March 31, 1997.


The Company believes that available funds, cash generated from operations and its unused line of credit of $15 million, will be sufficient to finance the Company's operations and planned capital expenditures for at least the next twelve months. There can be no assurance, however, that the Company will not require additional financing during that time or thereafter.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

                    At the Annual Meeting of Stockholders of the Company
            on February 11, 1997 the shareholders elected Robert S. Hillas and Allen F. Wise to three-year terms as Class I directors of the Company, and ratified the appointment of Coopers & Lybrand L.L.P. as the Company's independent public accountants for the 1997 fiscal year. The number of votes cast with respect to each nominee or proposal were as follows:

                                                  Authority   Abstentions and
         1. Election of Directors    For          Withheld    Broker Non-Votes
         ------------------------    ---          --------    ----------------

            Robert S. Hillas         15,305,717   33,800           -
            Allen F. Wise            15,305,717   33,800           -

                                                              Abstentions and
         2. Proposal to Ratify       For          Against     Broker Non-Votes
            Appointment of           ---          -------     ----------------
            Coopers & Lybrand        15,338,182   1,335            -

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

    27      Financial Data Schedule

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

                                 Transition Systems, Inc.
                                 (Registrant)




Dated:  May 9, 1997              /s/ Robert F. Raco
                                ------------------------------------------------
                                Robert F. Raco
                                President, Chief Executive Officer and Director (principal executive officer)


Dated:  May 9, 1997              /s/ Paula J. Malzone
                                ------------------------------------------------
                                Paula J. Malzone
                                Treasurer and Controller
                                (principal financial and accounting officer)