Form 10-Q
period 1997-06-30
TRANSITION SYSTEMS INC
filed 1997-08-14
CIK 1009301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended June 30, 1997 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Transition Period from _______________ to _______________


                         COMMISSION FILE NUMBER 0-28182


                            TRANSITION SYSTEMS, INC.
                            -----------------------
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

                                    YES   X   NO
                                        -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          CLASS                                            AUGUST 5, 1997
          -----                                            --------------

    COMMON STOCK,                                            17,315,392
    $.01 PAR VALUE                                               SHARES

    NON-VOTING COMMON STOCK,                                    356,262
    $.01 PAR VALUE                                               SHARES


                            TRANSITION SYSTEMS, INC.
               FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 1997


                               TABLE OF CONTENTS


                         PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
ITEM 1.  FINANCIAL STATEMENTS:

         Consolidated Balance Sheets as of
         June 30, 1997 (unaudited) and September 30, 1996..................   3

         Consolidated Statements of Operations for the Three Months
         and Nine Months Ended June 30, 1997 and 1996 (unaudited) .........   4

         Consolidated Statements of Cash Flows for the Nine Months
         Ended June 30, 1997 and 1996 (unaudited)..........................   5

         Notes to Interim Consolidated Financial Statements................   6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...............................   8


                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................  12

SIGNATURES.................................................................  13

                            TRANSITION SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS



                                              JUNE 30,      SEPTEMBER 30,
                                               1997             1996
                                           -----------       -----------
ASSETS                                     (unaudited)
Current assets:
   Cash and cash equivalents               $54,386,000       $51,505,000
   Short term investments                      251,000              --
   Accounts receivable, net                 17,559,000        13,419,000
   Other current assets                      1,992,000         1,831,000
   Deferred income taxes                       653,000         2,062,000
                                           -----------       -----------

        Total current assets                74,841,000        68,817,000
                                           -----------       -----------

Property and equipment, net                  1,340,000         1,108,000
Capitalized software costs, net              1,411,000         1,399,000
Purchased technology, net                    1,435,000         1,612,000
Intangible assets, net                         307,000           120,000
Long-term deferred income taxes              1,228,000         1,228,000
Equity investment                            6,000,000              --
                                           -----------       -----------

        Total assets                       $86,562,000       $74,284,000
                                           ===========       ===========



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                         $   306,000       $   595,000
  Accrued expenses                           5,708,000         4,280,000
  Income taxes payable                       2,483,000         2,015,000
  Deferred revenue                           6,578,000         6,255,000
                                           -----------       -----------

        Total current liabilities           15,075,000        13,145,000
                                           -----------       -----------

Notes payable                                   15,000            21,000
Deferred income taxes                          485,000           485,000
                                           -----------       -----------

        Total liabilities                   15,575,000        13,651,000
                                           -----------       -----------

Commitments

Stockholders' equity:
  Common stock                                 173,000           166,000
  Non-voting common stock                        4,000             4,000
  Non-voting common stock warrant              395,000           395,000
  Additional paid-in capital                41,980,000        39,161,000
  Retained earnings                         28,435,000        20,907,000
                                           -----------       -----------

        Total stockholders' equity          70,987,000        60,633,000
                                           -----------       -----------

        Total liabilities
        and stockholders' equity           $86,562,000       $74,284,000
                                           ===========       ===========






The accompanying notes are an integral part of the consolidated financial statements.

                            TRANSITION SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                          Three Months Ended                    Nine Months Ended
                                                     -----------------------------        -----------------------------
                                                       June 30,         June 30,            June 30,          June 30,
                                                         1997             1996               1997              1996
                                                     -----------       -----------        -----------       -----------

Revenues:
   Software and implementation                       $ 9,651,000       $ 7,718,000        $22,537,000       $17,348,000
   Maintenance                                         2,919,000         2,384,000          8,338,000         6,830,000
                                                     -----------       -----------        -----------       -----------
       Total revenues                                 12,570,000        10,102,000         30,875,000        24,178,000
                                                     -----------       -----------        -----------       -----------

Cost of Revenues:
   Software and implementation                         2,623,000         1,827,000          7,293,000         5,335,000
   Maintenance                                           726,000           800,000          2,062,000         2,322,000
Research and development                                 948,000           816,000          2,709,000         2,444,000
Sales and marketing                                    2,023,000         1,156,000          5,067,000         3,177,000
General and administrative                               965,000           770,000          2,996,000         1,996,000
Compensation charge                                           --                --                 --         3,024,000
                                                     -----------       -----------        -----------       -----------
       Total operating expenses                        7,285,000         5,369,000         20,127,000        18,298,000
                                                     -----------       -----------        -----------       -----------

Income from operations                                 5,285,000         4,733,000         10,748,000         5,880,000
Interest income                                          651,000           468,000          1,798,000           677,000
Interest expense                                              --          (337,000)                --        (1,236,000)
                                                     -----------       -----------        -----------       -----------

Income before income taxes and extraordinary item      5,936,000         4,864,000         12,546,000         5,321,000

Provision for income taxes                             2,374,000         1,994,000          5,018,000         2,182,000
                                                     -----------       -----------        -----------       -----------

Net income before extraordinary item                   3,562,000         2,870,000          7,528,000         3,139,000

Extraordinary item:
   Loss on early extinguishment of debt,
   net of taxes                                               --        (2,149,000)                --        (2,149,000)
                                                     -----------       -----------        -----------       -----------

Net income                                           $ 3,562,000       $   721,000        $ 7,528,000       $   990,000
                                                     ===========       ===========        ===========       ===========

Series A non-voting preferred stock dividends                 --           593,000                 --           593,000
                                                     -----------       -----------        -----------       -----------

Net income allocable to common stockholders          $ 3,562,000       $   128,000        $ 7,528,000       $   397,000
                                                     ===========       ===========        ===========       ===========

Income per share:
   Net income before extraordinary item              $      0.17       $      0.15        $      0.37       $      0.20
   Extraordinary item                                $        --       $     (0.11)       $        --       $     (0.13)
   Net income allocable to common stockholders       $      0.17       $      0.01        $      0.37       $      0.02

Weighted average common shares outstanding (1)        20,462,000        19,629,000         20,474,000        15,931,000




(1)  See note 2 of notes to interim consolidated financial statements.



The accompanying notes are an integral part of the consolidated financial statements.

                            TRANSITION SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                               Nine Months Ended
                                                                       --------------------------------
                                                                         June 30,           June 30,
                                                                          1997                1996
                                                                       -----------        -------------

Cash flows from operating activities:
   Net income                                                          $ 7,528,000        $     990,000
   Adjustments to reconcile net income to net cash provided by operating activities:
     Extraordinary item, gross                                                  --            3,642,000
     Deferred income taxes                                                      --              (55,000)
     Depreciation and amortization                                       1,195,000            1,033,000
     Compensation charge in connection with the recapitalization                --            3,024,000
     Other                                                                 (92,000)              43,000
     Tax benefit from stock option exercises                             2,162,000                   --
   Changes in operating assets and liabilities:
     Increase in accounts receivable                                    (4,140,000)          (1,717,000)
     Increase in other current assets                                     (161,000)          (1,379,000)
     Decrease in deferred tax asset                                      1,409,000                   --
     (Decrease) increase in accounts payable                              (289,000)             531,000
     Increase in accrued expenses                                        1,428,000              342,000
     Increase (decrease) in taxes payable                                  468,000           (1,132,000)
     Increase in deferred revenue                                          323,000              569,000
                                                                       -----------        -------------
         Net cash provided by operating activities                       9,831,000            5,891,000

Cash flows (used by) provided by investing activities:
   Purchases of investments                                               (250,000)                  --
   Sales and maturities of investments                                          --            7,324,000
   Purchases of property and equipment                                    (699,000)            (414,000)
   Additions to capitalized software costs                                (537,000)            (525,000)
   Additions to intangible assets                                         (212,000)              (9,000)
   Equity investment                                                    (6,000,000)                  --
                                                                       -----------        -------------
         Net cash (used by) provided by investing activities            (7,698,000)           6,376,000

Cash flows provided by financing activities:
   Proceeds from initial public offering                                        --          114,468,000
   Redemption of Series A preferred stock                                       --          (20,000,000)
   Payment of Series A preferred stock dividends                                --             (593,000)
   Proceeds of issuance of debt                                                 --           49,605,000
   Early extinguishment of debt                                                 --          (50,000,000)
   Net proceeds from issuance of Preferred Stock                                --           53,585,000
   Purchase of Common Stock                                                     --         (111,410,000)
   Payment of fees related to Recapitalization                                               (3,336,000)
   Exercise of options                                                     760,000              767,000
   Proceeds from warrants issued                                              --                395,000
   Other                                                                   (12,000)            (121,000)
                                                                       -----------        -------------
         Net cash provided by financing activities                         748,000           33,360,000

Net increase in cash and cash equivalents                                2,881,000           45,627,000

Cash and cash equivalents - beginning of period                         51,505,000            3,844,000
                                                                       -----------        -------------

Cash and cash equivalents - end of period                              $54,386,000        $  49,471,000
                                                                       ===========        =============

Supplemental information:
   Income taxes paid                                                   $   956,000        $   2,488,000
   Interest paid                                                                --            1,119,000





The accompanying notes are an integral part of the consolidated financial statements.

                            TRANSITION SYSTEMS, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, except for the effects of the Recapitalization effected by the Company in January 1996 and the Company's initial public offering in April 1996, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 1996 which are contained in the Company's Annual Report on Form 10-K for such fiscal year. The results of operations for the three and nine months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 1997.

2. COMPUTATION OF PRO FORMA EARNINGS PER SHARE

Net income per common share is computed based upon the weighted average number of common shares and common equivalent shares outstanding during each period. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. Net income per share for the three and nine month periods ended June 30, 1996, on a pro forma basis, gives effect to the Company's Recapitalization and the issuance of common stock in the initial public offering. In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 83 ("SAB 83") all common and common equivalent shares and other potentially dilutive instruments, including stock options, warrants and preferred stock issued during the twelve-month period prior to the effective date (April 18, 1996) of the Company's registration statement for its initial public offering have been included in the calculation as if they were outstanding for all periods presented.

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

5. EXTRAORDINARY ITEM

In the three months ended June 30, 1996, the Company incurred an extraordinary loss of $2,149,000 representing the after tax effect of the write-off of $3,642,000 of unamortized capitalized financing costs. These costs were attributable to indebtedness incurred in the Recapitalization that was repaid out of the proceeds of the Company's initial public offering.

6. PREFERRED STOCK DIVIDEND

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

RESULTS OF OPERATIONS
---------------------

REVENUES

The Company's total revenues increased 24% to $12.6 million for the three months ended June 30, 1997 from $10.1 million for the same period in the prior year. For the nine months ended June 30, 1997, total revenues increased 28% to $30.9 million from $24.2 million for the same nine month period in the prior year. Software and implementation revenue increased 25% to $9.7 million for the three months ended June 30, 1997 from $7.7 million for the same period in the prior year and increased 30% to $22.5 million for the nine months ended June 30, 1997 from $17.3 million for the same period in the prior year. The increase in software and implementation revenue was due primarily to increased market penetration of the Company's mid-range and mainframe products and continued increases in add-on software sales to its existing customer base. Maintenance revenue increased 22% to $2.9 million for the three months ended June 30, 1997 from $2.4 million for the same period in the prior year, and increased 22% to $8.3 million for the nine months ended June 30, 1997 from $6.8 million for the same period in the prior year. The growth in maintenance revenue is attributable to the growth in the Company's installed base.

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

Cost of software and implementation revenue increased 43% to $2.6 million for the three months ended June 30, 1997 from $1.8 million for the same period in the prior year. For the nine months ended June 30, 1997, cost of software and implementation revenue increased 37% to $7.3 million from $5.3 million for the same period last year. As a percentage of software and implementation revenue, cost of software and implementation revenue increased to 27% for the three months ended June 30, 1997 from 24% for the same period in the prior year, and increased to 32% for the nine months ended June 30, 1997 from 31% for the same period in the prior year. The increase in spending was primarily due to a net increase of twenty-one persons in the Company's implementation staff, as well as higher third-party software costs.

Cost of maintenance revenue decreased 9% to $0.7 million for the three months ended June 30, 1997 from $0.8 million for the same period in the prior year, and decreased 11% to $2.1 million for the nine months ended June 30, 1997 from $2.3 million for the same period in the prior year. As a percentage of maintenance revenue, cost of maintenance revenue decreased to 25% from 34% for the three months ended June 30, 1997 and June 30, 1996, respectively, and decreased to 25% from 34% for the nine months ended June 30, 1997 and June 30, 1996, respectively. The decrease was primarily due to the reorganization of the Company's technical support department. Several employees in the technical support department were reassigned to research and development due to the maturation of the Company's midrange product, reducing support needs.

RESEARCH AND DEVELOPMENT

Research and development expense increased 16% to $0.9 million for the three months ended June 30, 1997 from $0.8 million for the same period in the prior year. For the nine months ended June 30, 1997, research and development expenses increased 11% to $2.7 million from $2.4 million for the same period in the prior year. As a percentage of total revenues, research and development expense remained constant at 8% for the three months ended June 30, 1997 and 1996, and decreased to 9% from 10% for the nine months ended June 30, 1997 and 1996, respectively. The increase in spending was mainly due to the reorganization of the Company's technical support department. This increase was partly offset by an increased investment in research and development resources for the continued development of additional products to compliment the Company's existing product line. The decrease as a percentage of revenues from the nine month period ended June 30, 1996 was mainly due to the Company's investment in technology and development tools in prior years, resulting in increased productivity and less rapid growth in research and development expenditures. The Company expects that research and development expenses will increase as a percentage of revenue in future periods as new development projects are undertaken.

SALES AND MARKETING

Sales and marketing expense increased 75% to $2.0 million for the three months ended June 30, 1997 from $1.2 million for the same period in the prior year, and increased 60% to $5.1 million for the nine months ended June 30, 1997 from $3.2 million for the same period in the prior year. As a percentage of total revenues, sales and marketing expense increased to 16% for the three months ended June 30, 1997 from 11% for the three months ended June 30, 1996 and increased to 16% from 13% for the nine months ended June 30, 1997 and 1996 respectively. The increase was primarily due to a net increase of twelve new sales and sales support personnel. Sales commissions also increased over the prior year due to increased sales volume.

GENERAL AND ADMINISTRATIVE

General and administrative expense increased 25% to $1.0 million for the three months ended June 30, 1997 from $0.8 million for the same period in the prior year, and increased 50% to $3.0 million for the nine months ended June 30, 1997 from $2.0 million for the same period in the prior year. As a percentage of total revenues, general and administrative expense remained constant at 8% for the three months ended June 30, 1997 and 1996, and increased to 10% from 8% for the nine months ended June 30, 1997 and 1996, respectively. The increase was primarily due to increased costs related to being a publicly-traded company, and expenses related to Enterprising HealthCare, Inc., which the Company acquired in July 1996.

OTHER OPERATING EXPENSES

Other operating expenses for the nine months ended June 30, 1996 included a compensation charge of $3.0 million arising from the acquisition by the Company, in connection with the January 1996 Recapitalization, of shares of Common Stock issued to certain executive officers pursuant to the exercise of options.

INTEREST INCOME (EXPENSE)

Interest income for the three months ended June 30, 1997 was $0.7 million, compared to $0.5 million in interest income and $0.3 million in interest expense for the same period in the prior year. During the nine months ended June 30, 1997, the Company had $1.8 million in interest income compared to $0.7 million in interest income and $1.2 million in interest expense for the same period in the prior year. The increase in interest income, and the decrease in interest expense is related to the extinguishment in April 1996 of the debt related to the January 1996 Recapitalization, as well as the interest income earned on the cash balances that the Company generated from operations and the proceeds of the Company's April 1996 initial public offering.

PROVISION FOR INCOME TAXES

The Company's effective income tax rate decreased to 40% for the nine months ended June 30, 1997 from 41% for the same period in the prior year. The decrease was primarily attributable to the tax benefit obtained by the Company's investing a portion of its cash in tax exempt securities during the current year.

EXTRAORDINARY ITEM

For the three and nine months ended June 30, 1996, the Company incurred an extraordinary loss of $2.1 million representing the after tax effect of the write-off of $3.6 million of unamortized capitalized financing costs attributable to indebtedness incurred in the Recapitalization that was repaid out of the proceeds of the Company's initial public offering.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $54.4 million at June 30, 1997 from $51.5 million at September 30, 1996. The increase is primarily attributable to cash provided by operations, which was partially offset by the Company's January 1997 acquisition of a 19.5% equity interest in HealthVISION for $6 million in cash.


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

    *4.1      Specimen Certificate for Common Stock

    11.1      Computation of Per Share Earnings

     27       Financial Data Schedule


* Incorporated herein by reference to the similarly-numbered exhibit included in the Company's registration statement on Form S-1, File No. 333-01758.

(b)    REPORTS ON FORM 8-K

              None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Transition Systems, Inc.
                                        (Registrant)




Dated: August 13, 1997                  /s/ Robert F. Raco
                                        ---------------------------------------
                                        Robert F. Raco
                                        President, Chief Executive Officer and
                                        Director (principal executive officer)


Dated: August 13, 1997                  /s/ Paula J. Malzone
                                        ---------------------------------------
                                        Paula J. Malzone
                                        Chief Financial Officer and Treasurer
                                        (principal financial and accounting
                                        officer)