Form 10-K
period 1997-09-30
TRANSITION SYSTEMS INC
filed 1997-12-24
CIK 1009301

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-28182
                                                -------

                            TRANSITION SYSTEMS, INC.
                            ------------------------
             (Exact Name of Registrant as Specified in Its Charter)

       MASSACHUSETTS                                      04-2887598
       -------------                                      ----------
       (State or Other Jurisdiction                       (I.R.S. Employer
       of Incorporation or Organization)                  Identification Number)

       ONE BOSTON PLACE, BOSTON, MASSACHUSETTS             02108
       ---------------------------------------             -----
       (Address of Principal Executive Offices)            (Zip Code)

       Registrant's Telephone Number, including Area Code: (617) 723-4222
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        As of December 22, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $169,107,122, based on the last sale price of such stock on such date, as reported by the Nasdaq National Market. For purposes of the foregoing calculation, the Company has assumed that each director, executive officer and beneficial owner of 5% or more of the voting stock of the Company is an affiliate. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of December 22, 1997, there were outstanding 17,765,017 shares of common stock, $.01 par value per share (the "Common Stock"), and 356,262 shares of non-voting common stock, $.01 par value per share (the "Non-Voting Common Stock").

                       DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on February 10, 1998 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

        LONG SALES AND IMPLEMENTATION CYCLES. The Company's sales process is often subject to delays associated with the lengthy approval process that typically accompanies a customer's significant capital expenditures. During this process, the Company expends substantial time, effort and funds demonstrating the product, preparing a contract proposal and negotiating the contract. Any failures by the Company to procure a signed agreement after expending significant time, effort and funds could have a material adverse effect on the Company's business, financial condition and results of operations. Even after an agreement has been signed, the implementation of the Company's software products generally requires a significant commitment of resources by the Company and by the customer. Full implementation of the Company's software system at a customer site typically takes from three to twelve months.

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

        DEPENDENCE ON A LIMITED NUMBER OF PRODUCTS. The Company expects to derive a significant portion of its revenues in fiscal 1998 and in future years from a limited number of products and services. Most of this revenue is expected to derive from licenses of the Company's core Transition II system and a limited number of other add-on products and services related to Transition II. As a result, the reduction, delay or cancellation of orders for this product would have a material adverse effect on the Company's business, financial condition and results of operations.

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

        INTENSELY COMPETITIVE MARKET. The market for health care information systems and services is intensely competitive and rapidly evolving. The Company competes directly with vendors of decision support systems for health care providers, a number of which are larger than the Company. Other vendors of health care information systems, including vendors currently targeting decision support systems for payors, may enter the markets in which the Company competes. The Company also faces competition from internal management information systems departments of large hospital networks, some of which have developed or may develop financial and clinical outcomes management systems or other cost control solutions. The Company believes that the principal competitive factors influencing the market for its products include vendor and product reputation, product architecture, functionality and features, ease of use, rapidity of implementation, quality of customer support, product performance and price. There can be no assurance that the Company will be able to compete successfully with respect to any of these factors. Moreover, many of the Company's current and prospective competitors have substantially greater financial, technical, managerial, sales, marketing and other resources than the Company and may be able to respond more effectively to new or emerging technologies and changes in customer requirements, initiate or withstand significant price decreases or devote greater resources to the development, promotion and sale of their products than the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase their ability to offer products that address the needs of the Company's customers. New competitors or new alliances among competitors may emerge and quickly acquire market share. Competition may result in significant price reductions, decreased gross margins, loss of market share and reduced acceptance of the Company's products. The Company has on occasion experienced price pressure attributable to competition. There can be no assurance that the Company will be able to compete successfully in the future or that competition will not have a material adverse effect on the

Company's business, financial condition and results of operations. See "Item 1B. Business -- Research and Product Development" and " -- Competition."

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

        RISKS ASSOCIATED WITH SIGNIFICANT GOVERNMENT CONTRACT. The Company derived approximately 5.7%, 7.0% and 5.2% of its revenues in fiscal 1995, 1996 and 1997, respectively, from a single contract, with subsequent modifications, entered into with the United States Department of Veterans Affairs (the "VA"). There can be no assurance that the VA will continue to purchase the Company's products and services in similar amounts. Changes in the VA's procurement priorities or significant reductions or delays in procurement of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the VA cannot make all the payments required under the contract without the appropriation of the necessary funds through the Congressional budget process. Shutdowns of the United States government could lead to delays in the procurement process and could contribute to a failure to appropriate funds. There can be no assurance that the VA will not exercise its contractual right to terminate the contract at will or that the necessary funds will be appropriated.

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

        DEPENDENCE ON PROPRIETARY TECHNOLOGY; RISK OF INFRINGEMENT. The Company's ability to compete effectively depends to a significant extent on its ability to protect its proprietary information. The Company relies primarily on copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company has not filed any patent applications with respect to its intellectual property. The Company generally enters into confidentiality agreements with its consultants and employees and generally limits access to and distribution of its technology, software and other proprietary information. Although the Company intends to defend its intellectual property, there can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. The Company is also subject to the risk of alleged infringement by it of intellectual property rights of others. Although the Company is not currently aware of any material infringement claims with respect to the Company's current or future products, there can be no assurance that third parties will not assert such claims. Any such claims could require the Company to enter into license arrangements or could result in protracted and costly litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms. Furthermore, litigation may be necessary to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1B. Business Intellectual Property."

        DEPENDENCE ON THIRD-PARTY TECHNOLOGY LICENSES. The Company's products are dependent upon licenses from a number of third-party vendors, including Computer Corporation of America (CCA), Oracle Corporation, Sterling Software (United

States of America), Inc., HealthVISION, Inc. and HCIA Inc. ("HCIA") and Premier, Inc. with respect to certain database management systems ("DBMSs"), other software components and clinical benchmarking data. Most of these licenses expire within one to four years, can be renewed only by mutual consent and may be terminated if the Company breaches the terms of the license and fails to cure the breach within a specified period of time. There can be no assurance that such licenses will continue to be available to the Company on commercially reasonable terms, if at all. The loss of or inability to maintain any of these licenses could result in the discontinuation of, or delays or reductions in, product shipments unless and until equivalent technology is identified, licensed and integrated with the Company's software. Any such discontinuation, delay or reduction would have a material adverse effect on the Company's business, financial condition and results of operations. Most of the Company's third-party licenses, including its license from New England Medical Center, Inc. ("NEMC") for the original version of the Transition I software, are non-exclusive, and there can be no assurance that the Company's competitors will not obtain licenses to and utilize such technology in competition with the Company. There can be no assurance that the vendors of technology utilized in the Company's products will continue to support such technology in its current form, nor can there be any assurance that the Company will be able to modify its own products to adapt to changes in such technology. In addition, there can be no assurance that financial or other difficulties that may be experienced by such third-party vendors will not have a material adverse effect upon the technologies incorporated in the Company's products, or that, if such technologies become unavailable, the Company will be able to find suitable alternatives.

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

        POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Common Stock has been, and could in the future be, subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, trends in, or changes in priorities with respect to health care spending in the United States and certain other countries and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices for many high technology companies. These broad market fluctuations may adversely affect the market price of the Common Stock. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters--Price Range of Common Stock."

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

ITEM 1B.   BUSINESS

        Transition Systems, Inc. provides management information technology to hospitals, integrated delivery networks, physician groups and other healthcare organizations. Using TSI products, these organizations are able to increase efficiency, improve quality of care and lower the cost of care delivery. TSI product lines span the health care organization's information technology needs, providing data integration services, master person identifier solutions, disease management products and a clinical data repository as well as enterprise wide financial, operational and clinical decision support in a real time environment.

INDUSTRY BACKGROUND

        Pressure by employers, health insurers and government payors to control health care costs is driving a movement towards managed care and new forms of reimbursement for health care providers. These new managed care reimbursement models, including capitation, case rates, per diems and other fixed payment arrangements, are shifting the financial risk of providing care from payors to providers. Payors are also demanding that providers differentiate their services by demonstrating quality of care. These and other pressures are leading to industry consolidation and the formation of multi-entity provider networks, including integrated delivery networks ("IDNs").

        These changes have altered the information needs of health care providers trying to compete in this new environment. Institutions must understand their costs in order to manage the profitability of their clinical processes and their many types of managed care contracts. Institutions also need to be able to compare practice patterns and outcomes of different clinicians or affiliated providers and to monitor utilization and outcomes on a continuous basis. Further, systems must be put in place that help clinicians translate their new understanding of improved care delivery into daily clinical operations. Information tools are required at the point of care that help clinicians improve their overall productivity as well as insure quality and cost effective care.

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

THE TSI SOLUTION

        All TSI products extend the core concepts of management information, accountability and control. These products are based on the foundation of providing information technology tools that enable healthcare organizations to: analyze past clinical, operational and financial practices; model new approaches for the future; transform those models into actionable plans; and, measure actual practice against those plans. Recent additions to the TSI product lines have extended these capabilities to include disease-specific tools that focus on improving the day to day efficiency and effectiveness of care providers as well as the real-time measurement of clinical protocols. TSI products have also expanded to include clinical data repository technology.

        The focus of TSI products is to empower the enterprise with information that can be used to change and improve the clinical and financial performance of the organization. More than 1,000 healthcare organizations in the United States and abroad have chosen TSI as their information technology solution to support their ongoing improvement efforts.

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

        ENTERPRISE MANAGER SERIES, formerly known as Transition II for Integrated Delivery Systems. Contains several different components that meet the needs of emerging integrated delivery networks. This product incorporates the functionality of Transition II and extends it across multiple entities. It also adds capabilities designed to meet the special needs of integrated delivery networks, such as analyses focusing on groups of patient-members and their associated health care activities. Different types of members can be categorized, for example, by disease type, age, sex, insurance product or employer.

        Enterprise Manager Series includes tools to: (i) measure and monitor the cost and quality of care longitudinally and determine where in a provider network appropriate care can be provided most cost effectively; (ii) manage the financial risks of capitation; (iii) provide risk pool accounting and management both centrally and to physician groups; (iv) manage physician panels and determine panel sizing and (v) centrally identify and consolidate multiple patient identifiers across an enterprise and resolve them to a common master patient index.

        TRANSITION IV. Co-developed with HealthVISION, Inc. This product brings together the HealthVISION real time clinical data repository with the financial and clinical decision support capabilities in Transition II. Transition IV extends the capabilities of Transition II by providing very detailed clinical data on which to base the analysis, clinical plans and performance measurements. The system offers user-defined real time alerts that enable intervention to redirect care. Benefits include: reduction of clinical re-work, more clinically meaningful analysis, real time measurements, incorporation of financial information. The objective of Transition IV is to enhance the quality of care by providing real time information to guide patient care decisions.

        TRANSITION FOR QUALITY. TSI's Transition for Quality product offers tools that complement the analytical power of Transition II's clinical component and provides on-line case management. With Transition for Quality, an organization can define a broad range of quality issues and identify cases for review and follow up based on outcome measures and variance from critical paths. Using this information, the organization can concurrently monitor the progress and outcomes of cases and intervene in response to automatic alerts. In addition, Transition for Quality provides healthcare organizations with compliance tools to comply with the Joint Commission on Accreditation of Healthcare Organization's Oryx initiative.

        TRANSITION PERSPECTIVE AND CLINICAL ABCs. These benchmarking products offered in conjunction with Premier Inc. and HCIA, Inc., respectively enable Transition II customers to use external benchmarking data to further support their process improvement efforts.

        VITAL ONCOLOGY. This product which has been co-developed with the Company's newly acquired entity, Vital Software, automates the clinical processes unique to medical oncology while enhancing the quality of care. Vital Oncology significantly increases the productivity of physicians and nurses, reduces the likelihood for error, and improves patient care.

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

        INTEGRATION SERVICES. TSI offers data extraction services to develop the conversion protocols necessary to obtain data feeds from an organization's source systems, so as to enable data from these source systems to be integrated with data from TSI applications. Typical extractions are from general ledger, payroll, admission/discharge/transfer, medical records abstracting, patient billing and various departmental systems.

CUSTOMERS

        TSI's customers include a broad range of hospitals, integrated delivery networks, managed care organizations and physician practices in the United States and around the world. The Company's products are installed at more than 1,000 customer sites.

TECHNOLOGY

        TSI has products deployed on both two-tier client/server and three-tier client/server/server architectures. Each of the products utilizes the architecture strategy best suited for the data access requirements inherent to each product. This enables the Company to provide the power and flexibility of distributed data and processing combined with a wide range of user platforms. For example Transition II comprises a broad range of integrated applications that draw from a central repository of patient-level clinical and financial data. It features an open, three-tiered client/server/server architecture that includes, at the client level, a Microsoft Windows-compliant point-and-click interface. The Company believes these features differentiate Transition II from other available decision support products.

        MULTIPLE PLATFORMS. TSI's products are designed to operate with a variety of hardware platforms, operating systems and database management systems. This strategy enables the Company to provided a practical and affordable solution for small and mid-size group health plans and community hospitals as well as large teaching hospitals and vertically-integrated health care delivery networks. Microsoft Windows (3.1, 95 and NT) is the client standard for all products. Transition II host tier options include IBM 370/390 mainframes running the Model 204 DBMS, IBM AS/400s with DB2/400 and UNIX servers (Hewlett-Packard HP9000 and IBM RS/6000) running the Oracle DBMS. The application tier requires an Intel based processor. The Enterprise Manager Series of products utilizes the Transition II architecture with a SQL Server component for specific population studies. Transition for Quality is offered on both the HP9000 and the RS/6000 running either Oracle or Sybase. Transition IV repository options include UNIX servers (HP9000, RS/6000) running either the Oracle, Sybase or Informix DBMS. The Transition IV application tier is an Intel processor running NT with the SQL Server DBMS. Vital Oncology is an Intel processor running NT with the SQL Server DBMS.

        THREE-TIERED CLIENT/SERVER/SERVER ARCHITECTURE. Transition II together with the Enterprise Manager Series and benchmarking employs a three-tiered computing architecture in which workstations (clients) and host-servers share the work of managing and processing information. This client/server environment allows a user to realize greater processing efficiency at a lower cost than traditional terminal/host or PC-LAN configurations.

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

        The Client tier performs on-line clinical and financial analysis through a Microsoft Windows-compliant point-and-click interface. The Transition II application was developed using Microsoft's Visual C++ development environment and is compatible with Windows 3.1, 3.11, Windows `95, Windows NT and other operating environments supported by the Microsoft Foundation Classes. The architecture has been expanded to incorporate a Visual Basic rapid development strategy exploiting Microsoft's ActiveX, COM/DCOM and Web enabling directions. With Transition II, there is no need to layer a separate executive information system on top of the application. Instead, Transition II provides a graphical, mouse-driven user interface which allows even inexperienced users to navigate through intuitive screens and windows of information, to select the information to be reviewed at various levels of detail and to transform numerical data into charts and graphs. The system can be customized to set user preferences, display styles and sorting parameters, enabling users to develop their own objects and applications.

        The system provides tightly coupled interfaces to CCA Model 204, DB2/400 and Oracle databases. Additionally, the Transition II system integrates external data through compliance with the ODBC (Open Database Connectivity) and OLE 2.0 (Object Linking and Embedding) protocols. ODBC provides standard SQL connectivity to a variety of SQL-compliant relational and non-relational databases, while the OLE 2.0 protocol provides a display, update and editing environment for Windows programs such as Microsoft Excel, Microsoft Word and PC SAS. As a result, additional data from a customer's legacy systems can be used in its native form without the need for data import.

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


SALES AND MARKETING

        At September 30, 1997, TSI had a direct sales force of nineteen, consisting of fourteen direct sales persons and five sales management executives organized in three geographic regions covering the United States and Canada. The Company's direct sales and sales management personnel are compensated through salaries plus commissions based on quarterly and annual quotas. TSI also sells through distributors based in New Zealand, Australia, Sweden and the Netherlands. Distributors provide local support for implementations and ongoing maintenance support.

        In order to better exploit its market opportunities, the Company assigns to each direct sales person responsibility either for new account sales or for add-on sales to the Company's existing client base. The Company believes that dividing the new sales and add-on sales functions has enabled it more effectively to generate revenue from both target market segments. New account sales tend to be more complex and have a longer sales cycle, averaging six to twelve months, while add-on sales typically have a shorter sales cycle but may require more detailed and specific product knowledge.

        The Company uses periodic newsletters and press releases, participation in trade shows, direct mail and telemarketing to generate and pursue leads. Company employees also speak at health care industry conferences and publish case studies and articles. The Company sponsors annual user group conferences at which customers can learn about the Company's new product offerings and exchange information about their own experiences with TSI's products. The Company's May 1997 user group conference attracted approximately 1,300 attendees.

BACKLOG

        At September 30, 1996 and 1997, the Company's backlog was $16.4 million and $17.5 million, respectively. The Company includes in backlog all unrecognized revenue attributable to signed contracts for software sales and implementation and deferred revenue associated with maintenance contracts. The Company had $6.0 million and $7.1 million of deferred revenue associated with maintenance contracts at September 30, 1996 and 1997, respectively. Of its backlog of $17.5 million at September 30, 1997, the Company estimates that approximately 90% will be recognized as revenue during the twelve-month period following such date. There can be no assurance, however, that orders included in backlog will generate revenues in the amount estimated or that such revenues will be recognized during the specified twelve-month period.

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

        The Company's current research and development efforts include expanding the capabilities of Transition IV and expanding the Vital Oncology product to additional disease specific applications. In addition, enhancements are planned for the core Transition II and Transition for Quality products. A key strategic initiative focus on the incorporation of OLAP based analytical reporting throughout the suite of products.

        The Company's research and development activities are conducted in its Boston office. As of September 30, 1997, its research and development staff consisted of 51 employees. The Company's total research and development expenditures were $3.6 million, $4.0 million and $4.6 million in fiscal 1995, 1996 and 1997, respectively. Capitalized software as a percentage of total research and development expenditures has declined from 19.7% in 1995 to 17.5% in 1996 and 15.3% in 1997. In each of fiscal 1995, 1996 and 1997, the Company capitalized $0.7 million of software development costs while amortization of capitalized development costs in such years amounted to $0.8 million, $0.8 million and $0.7 million respectively.

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

EMPLOYEES

        As of September 30, 1997, the Company had 192 full-time employees, including 90 in operations, 51 in research and development, 34 in sales and marketing and 17 in general administration and finance.

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

ITEM 2.   PROPERTIES

        The Company's principal offices occupy approximately 27,000 square feet of office space in Boston, Massachusetts under a lease expiring in August 2000. The Company also leases space for sales offices in Arizona, California, Georgia, Illinois, Pennsylvania and Texas. The Company believes that its existing facilities will be adequate to meet its currently anticipated requirements and that, if additional space is needed, such space will be available on acceptable terms.

ITEM 3.   LEGAL PROCEEDINGS

        The Company is not a party to any material litigation, and is not aware of any pending or threatened litigation that would have a material adverse effect on the Company or its business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended September 30, 1997.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

        Since April 18, 1996, the Company's Common Stock has been publicly traded on the Nasdaq National Market under the symbol "TSIX." The following table sets forth, for the quarterly periods indicated, the high and low sale price per share of Common Stock as reported on the Nasdaq National Market:

                                                           HIGH       LOW
                                                           ----       ---
Fiscal Year ended September 30, 1997:

    First Quarter                                         $22.00     $ 8.25

    Second Quarter                                        $16.63     $11.75

    Third Quarter                                         $18.25     $ 9.00

    Fourth Quarter                                        $21.75     $16.88



HOLDERS OF RECORD

        As of December 16, 1997, there were 36 holders of record of the Common Stock and one holder of record of the Non-Voting Common Stock. The number of record holders of the Common Stock is not representative of the number of beneficial holders because many shares are held by depositories, brokers or other nominees.

DIVIDENDS

        The Company has never declared or paid any cash dividends on its Common Stock. The Company's bank line of credit generally prohibits the payment of cash dividends to stockholders. Also, the Company currently intends to retain its earnings, if any, to fund its business and therefore does not anticipate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

        The following information is furnished with regard to all securities sold by the Company during the fiscal year ended September 30, 1997 which were not registered under the Securities Act:

        On September 19, 1997, in conjunction with the Company's acquisition of Vital, the Company issued to the stockholders of Vital an aggregate of 252,003 shares of Common Stock. The issuance was made in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, relating to the sales by an issuer not involving a public offering.

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

                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                               FISCAL YEAR ENDED
                                                    -------------------------------------------------------------------------
                                                    SEPTEMBER 30,  September 30,  September 30,  September 24,  September 25,
                                                             1997           1996           1995           1994           1993
                                                    -------------------------------------------------------------------------
Revenue                                                   $44,565        $34,269        $27,386        $24,497        $16,884
Income before income taxes and extraordinary items         12,948         10,611          9,975          8,521          2,363
Provision for income taxes                                  7,629          4,324          4,349          3,407            945
Net income before extraordinary item                        5,319          6,287          5,626          5,114          1,418
Extraordinary item:
Loss on early extinguishment of debt                            -          2,149              -              -              -
Net income                                                  5,319          4,138          5,626          5,114          1,418
Series A non-voting preferred stock dividends                   -            593              -              -              -
Net income allocable to common stockholders               $ 5,319         $3,545        $ 5,626        $ 5,114        $ 1,418
                                                          -------        -------        -------        -------        -------
Total assets                                              $89,819        $74,284        $27,737        $20,274        $17,040
Working capital                                            63,568         55,672         14,207          8,207          6,082
Long-term debt                                                  -             21              -              -          1,000
Stockholders' equity                                      $73,519        $60,633        $16,192        $10,566        $ 6,923


(1)     The Company has never declared or paid cash dividends on the Common
        Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THIS DISCUSSION AND ANALYSIS CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS REPRESENT THE COMPANY'S BELIEFS, EXPECTATIONS AND INTENTIONS CONCERNING FUTURE EVENTS, INCLUDING, WITHOUT LIMITATION, FINANCIAL MATTERS, PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, PRODUCTS AND SERVICES, THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY, AND THE ASSUMPTIONS UNDERLYING SUCH BELIEFS, EXPECTATIONS AND INTENTIONS. SUCH STATEMENTS ARE NOT GUARANTIES OF FUTURE PERFORMANCE, AND INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE THE COMPANY'S FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY. MANY OF SUCH FACTORS ARE BEYOND THE COMPANY'S ABILITY TO CONTROL OR PREDICT. READERS ARE ACCORDINGLY CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS WHETHER IN RESPONSE TO NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. THESE FORWARD-LOOKING STATEMENTS ARE FURTHER QUALIFIED BY IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, THOSE DISCUSSED IN "ITEM 1A. RISK FACTORS" ON THE COMPANY'S ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FOR THE YEAR ENDED SEPTEMBER 30, 1997.

OVERVIEW

        The Company provides management information technology to hospitals, integrated delivery networks, physician groups and other health care organizations. The Company's product lines span the health care organization's information technology needs, providing enterprise-wide financial and clinical decision support, data integration services, disease management products and master person identifier solutions as well as a clinical data repository. The Company was founded in 1985 and has been profitable in each fiscal year since 1987.

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

        Cost of software and implementation revenue consists primarily of the cost of third-party software that is resold by the Company or included in the Company's products; personnel costs, the cost of related benefits, travel and living expenses, costs of materials and other costs related to the installation and implementation of the Company's products; and amortization of capitalized software development costs. Cost of maintenance revenue consists primarily of maintenance fees payable by the Company associated with the third-party software included in the Company's products and personnel costs incurred in providing maintenance and technical support services to the Company's customers.

        The Company's research and development expenses consist primarily of personnel-related costs, including employee salaries and benefits and payments to consultants. The Company capitalizes certain software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalized software costs are amortized over the life of the product (generally three years) and amounts amortized are included in cost of software and implementation revenue. Capitalized software as a percentage of total research and development expense has declined from 19.7% in fiscal 1995 to 17.6% in fiscal 1996 and 15.3% in fiscal 1997. In each of fiscal 1995, 1996 and 1997 the Company capitalized $0.7 million of software development costs, while amortization of capitalized software development costs in such years amounted to $0.8 million, $0.8 million and $0.7 million respectively.

        In January 1996, the Company repurchased from New England Medical Center and the other stockholders of the Company 87.4% of the shares of common stock then issued and outstanding on a fully diluted basis for an aggregate purchase price of approximately $111.4 million (the "Recapitalization"). The principal purpose of this transaction was to provide liquidity for the existing stockholders of the Company while permitting them to retain an ownership interest in the Company. The transaction has been accounted for by the Company as a leveraged recapitalization. To finance the repurchase of these shares, the Company issued to Warburg, Pincus Ventures, L.P. and NationsBank Investment Corporation ("NIC") shares of preferred stock for an aggregate of $55.0 million. The Company also issued to NIC Senior Subordinated Notes in the aggregate principal amount of $10.0 million and a related warrant and made borrowings of $40.0 million under a term loan and a revolving credit facility. In April 1996, the Company completed an initial public offering of 6,900,000 shares of its common stock, which generated net proceeds of $114.4 million. The outstanding balance of these borrowings was repaid in full and all outstanding Series A non-voting preferred stock was redeemed upon the closing of the initial public offering.

        On July 22, 1996, the Company acquired substantially all of the outstanding stock and a note held by a selling principal of Enterprising HealthCare, Inc. ("Enterprising HealthCare"), based in Tucson, Arizona, for a total purchase price of approximately $1.8 million in cash. Enterprising HealthCare provides system integration products and services for the health care market. The acquisition was accounted for under the purchase method with the results of Enterprising HealthCare included from July 22, 1996. Purchased technology costs of $1.6 million are being amortized on a straight-line basis over seven years. Pro forma results of operations have not been presented, as the effect of this acquisition on the financial statements was not material.

        On January 31, 1997 the Company acquired a 19.5% ownership interest in HealthVISION, Inc. ("HealthVISION") for $6 million in cash. HealthVISION, is a provider of electronic medical record software based in Santa Rosa, California. The Company holds an option to purchase the remaining outstanding shares of HealthVISION. This option expires on December 31, 1998.

        On September 19, 1997, the Company acquired all outstanding shares of Vital Software Inc. ("Vital"), a privately held developer of products that automate the clinical processes unique to medical oncology. The purchase price was approximately $6.3 million, which was comprised of $2.7 million in cash and 252,003 shares of the Company's common stock with a value of $3.6 million.

        The purchase price was allocated entirely to purchased research and development. The purchased research and development, which had not reached technological feasibility and which had no alternative future use, was valued using a risk adjusted cash flow model, under which expected future cash flows associated with in-process research and development were discounted considering risks and uncertainties related to the viability of and potential changes in future target markets and to the completion of the products that will be ultimately marketed by the Company. Purchased research and development, which is not deductible for tax purposes, was charged to operations at the acquisition date. Vital's operating results have not been included in the consolidated financial statements from the date of acquisition due to immateriality.

        The Company changed its fiscal year end from the last Saturday of September of each year to September 30. The change was effective with the three months ended June 30, 1996.

RESULTS OF OPERATIONS

        The following table sets forth certain revenue and expense data as a percentage of the Company's total revenues for each period presented:

                                 SEPTEMBER    SEPTEMBER   SEPTEMBER
                                  30, 1997     30, 1996    30, 1995
-------------------------------------------------------------------------------
Revenues:
  Software and implementation         74.1%        72.5%       72.6%
  Maintenance                         25.9         27.5        27.4
                                     -----        -----       -----
    Total revenues                   100.0        100.0       100.0
                                     -----        -----       -----
Cost of revenues:
  Software and implementation         23.2         21.4        22.7
  Maintenance                          6.4          9.2         8.5
Research and development               8.7          9.7        10.5
Sales and marketing                   15.5         13.2        14.8
General and administrative             8.7          6.9         8.6
Compensation charge                      -          8.8           -

Acquired in-process research
   and development                    14.1           -            -
                                     -----        -----       -----
      Total operating expenses        76.6         69.2        65.1
                                     -----        -----       -----
Income from operations                23.4         30.8        34.9
Net interest income                    5.6          0.2         1.5
                                     -----        -----       -----
Income before income taxes
   and extraordinary item             29.0         31.0        36.4
Provision for income taxes            17.1         12.6        15.9
                                     -----        -----       -----
Net income before
   extraordinary item                 11.9         18.4        20.5
Extraordinary item:
  Loss on early extinguishment
     of debt, net of taxes               -          6.3           -
                                     -----        -----       -----
    Net income                        11.9         12.1        20.5
  Series A non-voting
     preferred stock dividends           -          1.7           -
                                     -----        -----       -----
Net income allocable to
   common stockholders                11.9%        10.4%       20.5%
                                     =====        =====       =====

FISCAL YEARS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

        Revenues. The Company's total revenues increased 30.0% to $44.6 million in 1997, from $34.3 million in 1996. Software and implementation revenues grew 32.8% to $33.0 million in 1997, compared to $24.9 million in 1996. The growth in software and implementation revenue is primarily due to sales to new TSI customers, increased consolidation among existing customers which resulted in the sale of additional site licenses, and the expansion of TSI's product line which resulted in increased product sales to existing customers. Maintenance revenue grew 22.7% to $11.5 million in 1997, compared to $9.4 million in 1996, due to continued growth in the Company's installed base of customers.

        Cost of revenues. Cost of software and implementation revenue increased 40.5% to $10.3 million (or 31.2% of software and implementation revenue) in 1997, from $7.3 million (or 29.5% of software and implementation revenue) in 1996. The dollar increase is primarily due to costs associated with additional implementation staff and professional consultants as well as increased royalty costs for third-party software. Cost of maintenance revenue decreased 10.4% to $2.8 million (or 24.6% of maintenance revenue) in 1997 from $3.2 million (or 33.6% of maintenance revenue) in 1996. The decrease in cost of maintenance revenue is primarily due to the reduced technical support necessary on mature products.

        Research and development. Research and development expenses increased 17.0% to $3.9 million in 1997 from $3.3 million in 1996. The increase in spending is primarily a result of organizational changes which resulted in a net increase in the number of staff assigned to research and development roles. Research and development expenses as a percent of total revenue decreased slightly to 8.7% in 1997, compared to 9.7% in 1996. The decrease is primarily due to increased productivity from investments in technologies made in prior years and maturing of the core product lines. The Company expects that research and development expenses will increase as a percentage of revenue in future periods as new development projects are undertaken.

        Sales and Marketing. Sales and marketing expenses increased 53.6% to $6.9 million in 1997, from $4.5 million in 1996. Sales and marketing expenses as a percent of total revenue also increased to 15.5% in 1997 from 13.2% in 1996. The increase in spending is primarily due to additional staff and marketing programs as well as increased commission expense directly related to the growth in revenue.

        General and Administrative. General and administrative expenses increased 64.2% to $3.9 million in 1997, from $2.4 million in 1996. General and administrative expenses as a percent of total revenue also increased to 8.7% in 1997 from 6.9% in 1996. The increase in spending is primarily due to professional services and other costs associated with becoming a publicly traded company as well as additional administrative expenses related to Enterprising HealthCare, which was acquired in July 1996.

        Acquired In-Process Research and Development. Acquired in-process research and development expense includes a charge for purchased research and development of $6.3 million relating to the acquisition of Vital in September 1997.

        Net Interest Income. Net interest income increased to $2.5 million in 1997 from $0.1 million in 1996. The increase in net interest income is primarily due to the repayment out of the proceeds of the Company's initial public offering in April 1996 of debt incurred in the January 1996 Recapitalization and interest earned on cash balances generated from operations and the balance of the proceeds of the Company's initial public offering.

        Provision for Income Taxes. The Company's effective income tax rate increased to 58.9% in 1997 from 40.6% in 1996, primarily due to the effect of the charge for in-process research and development associated with the acquisition of Vital, which is not deductible for tax purposes. The tax rate for 1997 without the effect of the charge for in-process research and development was 39.7%.

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

        Cost of Revenues. Cost of software and implementation revenue increased 18.1%, from $6.2 million (or 31.3% of software and implementation revenue) in fiscal 1995 to $7.3 million (or 29.5% of software and implementation revenue) in fiscal 1996. The increase in cost of software and implementation revenue was attributable to higher royalty costs associated with third-party software, due to a greater proportion of revenue generated from the AS/400, UNIX and Clinical ABCs products, which have a higher content of third-party software, and to growth in the Company's implementation staff. Cost of maintenance revenue increased 35.3%, from $2.3 million (or 31.1% of maintenance revenue) in fiscal 1995 to $3.2 million (or 33.6% of maintenance revenue) in fiscal 1996. The increase was attributable to higher third-party software maintenance costs and to growth in the Company's support staff.

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

        Preferred Stock Dividend. The holders of the Series A preferred stock issued in connection with the Recapitalization were entitled to receive, when and as declared by the Board of Directors, out of funds legally available therefore, preferential cumulative dividends at the rate of 12% per annum. The Company was not obligated to pay dividends prior to the redemption of the Series A preferred stock, and no dividends were declared by the Board. The Series A preferred stock was subject to mandatory redemption, provided funds were legally available therefore, upon the closing of an initial public offering, or the sale of the Company, but in no event later than January 2006. Upon the closing of the Company's initial public offering, at which time funds became legally available for the redemption of the Series A preferred stock and payment of dividends, the Company redeemed in full the Series A preferred stock and accrued and paid dividends thereon from the date of the Recapitalization.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 1997, the Company had cash and cash equivalents of $58.5 million, an increase of $7.0 million from the amount at September 30, 1996. The Company's working capital at September 30, 1997 was $63.6 million, an increase of $7.9 million from the amount at September 30, 1996. The increase in working capital is primarily attributable to the increase in cash of $7.0 million.

        The increase in cash and cash equivalents was comprised primarily of net cash provided by operating activities of $16.2 million offset by net cash used by investing activities of $10.5 million. Net cash provided by operating activities in fiscal 1997 was generated primarily from net income before the charge for in-process research and development of $6.3 million associated with the acquisition of Vital. The net cash used by investing activities was attributable primarily to two transactions made by the Company during 1997. On January 31, 1997, the Company acquired a 19.5% equity interest in HealthVISION for $6.0 million in cash. On September 19, 1997, the Company acquired all outstanding shares of Vital. The purchase price was approximately $6.3 million, which was comprised of $2.7 million in cash and 252,003 shares of the Company's common stock with a value of $3.6 million.

        The Company has an unsecured revolving line of credit in the amount of $15 million. The credit facility contains covenants setting minimum net worth, maximum leverage ratio and minimum net income requirements for the Company. There have been no amounts drawn on this line. Advances under the revolving line of credit bear interest, at the Company's election, either at a "base rate" or at a "eurodollar rate." The base rate is a floating rate equal to the greater of
(a) the prime rate or (b) the federal funds effective rate plus one-half of one percent (.50%). The eurodollar rate is equal to the sum of (x) a rate determined by reference to the then-current interbank offered rate for dollar-denominated eurodollar deposits, with certain adjustments, plus (y) one percent (1.0%).

        The Company believes available funds, cash generated from operations and its unused line of credit of $15 million will be sufficient to finance the Company's operations and planned capital expenditures for at least the next twelve months. There can be no assurance, however, that the Company will not require additional financing during that time or thereafter.

        Recent Accounting Pronouncements. In 1997, the Financial Accounting Standards Board ("FASB") released the Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS 128 requires restatement of all prior-period EPS data presented. Management has not yet determined the impact of SFAS 128 on the Company's statements.

        In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition" which supersedes SOP 91-1, "Software Revenue Recognition." This SOP provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. This SOP is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company does not believe this statement will have a material effect on the Company's financial position or results of operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

        The Company's Consolidated Financial Statements and Notes thereto as of September 30, 1997 and 1996 and for each of the three years in the period ended September 30, 1997 are listed in the Index to Financial Statements in Items 14(a)(1) and 14(a)(2) of this Form 10-K and appear at pages F-1 to F-14.


QUARTERLY RESULTS

        The following table presents selected quarterly statement of operations data for each of the eight quarters in the period ended September 30, 1997. This data is unaudited but, in the opinion of the Company's management, reflect all adjustments that the Company considers necessary for a fair presentation of these data in accordance with generally accepted accounting principles. The quarterly results presented below are not necessarily indicative of future results of operations.

                        SELECTED QUARTERLY FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                    ---------------------------------------------------------
                                                                    December 31,      March 31,       June 30,  September 30,
STATEMENT OF OPERATIONS DATA                                                1996           1997           1997           1997
                                                                    ---------------------------------------------------------
Revenue                                                                   $8,486         $9,819        $12,570        $13,690
Income before income taxes                                                 2,965          3,645          5,936            402
Provision for income taxes                                                 1,186          1,458          2,374          2,611
Net income (loss)                                                          1,779          2,187          3,562         (2,209)
Net income (loss) per share                                               $ 0.09         $ 0.11         $ 0.17       $  (0.12)


                                                                                        THREE MONTHS ENDED
                                                                    --------------------------------------------------------
                                                                    December 30,     March 31,       June 30,  September 30,
STATEMENT OF OPERATIONS DATA                                                1995          1996           1996           1996
                                                                    --------------------------------------------------------
Revenue                                                                  $ 6,558       $ 7,518        $10,102        $10,091
Income (loss) before income taxes and extraordinary items                  1,999        (1,542)         4,864          5,290
Provision (benefit) for income taxes                                         820          (632)         1,994          2,142
Net income (loss) before extraordinary item                                1,179          (910)         2,870          3,148
Extraordinary item:
Loss on early extinguishment of debt                                           -             -          2,149              -
Net income                                                                 1,179          (910)           721          3,148
Series A non-voting preferred stock dividends                                  -             -            593              -
Net income (loss) allocable to common stockholders                         1,179          (910)           128          3,148
Net income (loss) per share                                               $ 0.08       $ (0.07)        $ 0.01         $ 0.15

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information set forth under the captions "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 10, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended September 30, 1997 (the "Definitive Proxy Statement"), is incorporated herein by reference.

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this Report:

        (1)     Consolidated Financial Statements                           Page

         Report of Independent Accountants.................................  F-1
         Consolidated Balance Sheets as of September 30, 1997 and 1996.....  F-2
         Consolidated Statements of Operations for the years ended
           September 30, 1997, 1996 and 1995 ..............................  F-3
         Consolidated Statements of Cash Flows for the years ended
           September 30, 1997, 1996 and 1995 ..............................  F-4
         Consolidated Statements of Stockholders' Equity for the
           years ended September 30, 1997, 1996 and 1995 ..................  F-5
         Notes to Consolidated Financial Statements........................  F-7

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

      *10.25 Sublease, dated as of March 17, 1992, between the Company and Ernst & Young, for office space in One Boston Place, Boston, Massachusetts

      *10.26 Transition Systems, Inc. Amended and Restated 1995 Incentive and Non-Statutory Stock Option Plan

      *10.27 First Amendment, dated April 1, 1996, to Non-Voting Common Stock Purchase Warrant granted by the Company to NationsBank Investment Corporation

      *10.28 Addendum to License Agreement between Computer Corporation of America and the Company (confidential treatment granted for certain portions pursuant to Rule 406)

      **10.1 Credit Agreement dated April 26, 1996 between the Company and NationsBank, N.A. as Agent and the Lenders party thereto (Exhibits B through I and all Schedules omitted)

   ***+10.29    Employment Agreement, dated as of July 19, 1996, among the
                Company, Enterprising HealthCare, Inc. and Anthony R. Fonze

        11.1    Computation of Earnings Per Share

        21.1    List of Subsidiaries of the Company

        23.1    Consent of Coopers & Lybrand L.L.P.

        24.1    Power of Attorney (included on the signature page to this Form
                10-K)

        27.1 Financial Data Schedule for September 30, 1997 and year then ended

* Incorporated by reference to the similarly numbered exhibit filed with the Company's Registration Statement on Form S-1, File No. 333-01758.

** Incorporated by reference to the similarly numbered exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.

*** Incorporated by reference to the similarly numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

+ Management contract or compensatory plan, contract or arrangement in which a director or Named Executive Officer participates.

        The Company will furnish a copy of any of the foregoing exhibits to any stockholder who so requests in writing at the rate of $0.35 per page, plus shipping and handling, upon payment of such fee by bank check or money order payable to the Company. Please submit any such written request to Ms. Paula Malzone, CFO and Treasurer, Transition Systems, Inc., One Boston Place, Boston, Massachusetts 02108.

(b)     Reports on Form 8-K

        No Reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended September 30, 1997.

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF TRANSITION SYSTEMS, INC.:


We have audited the accompanying consolidated balance sheets of Transition Systems, Inc. as of September 30, 1997 and 1996 and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transition Systems, Inc. as of September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.



Boston, Massachusetts
November 17, 1997

CONSOLIDATED BALANCE SHEETS

                                                                                                       FISCAL YEAR ENDED
                                                                                                -----------------------------------
                                                                                                SEPTEMBER 30,    SEPTEMBER 30,
                                                                                                         1997             1996
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                      $58,484,640      $51,505,079
   Accounts receivable, net (Note 3)                                                               19,339,546       13,418,624
   Other current assets                                                                               696,292        1,831,074
   Deferred income taxes (Note 12)                                                                    852,973        2,062,000
                                                                                                   ----------       ----------
      Total current assets                                                                         79,373,451       68,816,777
                                                                                                   ----------       ----------
Property and equipment, net (Note 4)                                                                1,356,805        1,108,120
Capitalized software costs, net                                                                     1,410,697        1,399,006
Purchased technology (Note 15)                                                                      1,375,817        1,611,438
Intangible assets, net                                                                                302,641          120,240
Long-term deferred income taxes (Note 12)                                                                   -        1,228,000
Investment (Note 5)                                                                                 6,000,000                -
                                                                                                   ----------       ----------
      Total assets                                                                                $89,819,411      $74,283,581
                                                                                                   ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                                   279,687          595,112
   Accrued expenses                                                                                 6,680,269        4,279,934
   Income taxes payable                                                                             1,476,251        2,014,825
   Deferred revenue                                                                                 7,368,824        6,254,748
                                                                                                   ----------       ----------
      Total current liabilities                                                                    15,805,031       13,144,619
                                                                                                   ----------       ----------
Notes payable                                                                                               -           21,344
Deferred income taxes (Note 12)                                                                       495,845          485,000
                                                                                                   ----------       ----------
      Total liabilities                                                                            16,300,876       13,650,963
                                                                                                   ----------       ----------
Commitments (Notes 6 and 14)

STOCKHOLDERS' EQUITY (NOTES 2 AND 8):
   Common stock, $.01 par value; 30,000,000 shares authorized at September 30,
      1997 and 1996; 17,713,683 shares issued and outstanding at September 30, 1997,
      16,645,097 shares issued and outstanding at September 30, 1996                                  177,137          166,451
   Non-voting common stock, $.01 par value; 1,000,000 shares authorized at
      September 30, 1997 and 1996; 356,262 shares issued and outstanding at
      September 30, 1997 and 1996                                                                       3,563            3,563
   Non-voting common stock warrant                                                                    394,539          394,539
   Additional paid-in capital                                                                      46,716,986       39,160,834
   Retained earnings                                                                               26,226,310       20,907,231
                                                                                                   ----------       ----------
      Total stockholders' equity                                                                   73,518,535       60,632,618
                                                                                                   ----------       ----------
         Total liabilities and stockholders' equity                                               $89,819,411      $74,283,581
                                                                                                   ==========       ==========




The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              FISCAL YEAR ENDED
                                                                              ------------------------------------------------
                                                                              SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                                                       1997              1996             1995
------------------------------------------------------------------------------------------------------------------------------
REVENUES:
   Software and implementation                                                  $33,017,206       $24,860,650      $19,877,780
   Maintenance                                                                   11,547,873         9,408,644        7,508,330
                                                                                 ----------        ----------       ----------
      Total revenues                                                             44,565,079        34,269,294       27,386,110
                                                                                 ----------        ----------       ----------

COST OF REVENUES:
   Software and implementation                                                   10,312,564         7,341,239        6,213,638
   Maintenance                                                                    2,835,327         3,164,514        2,338,701
Research and development                                                          3,872,285         3,309,895        2,862,883
Sales and marketing                                                               6,921,500         4,505,693        4,064,207
General and administrative                                                        3,883,948         2,365,579        2,360,252
Compensation charge                                                                       -         3,023,964                -
Acquired in-process research and development (Note 15)                            6,292,529                 -                -
                                                                                 ----------        ----------       ----------
      Total operating expenses                                                   34,118,153        23,710,884       17,839,681
                                                                                 ----------        ----------       ----------
Income from operations                                                           10,446,926        10,558,410        9,546,429

Interest income                                                                   2,501,468         1,294,077          428,985
Interest expense                                                                          -        (1,240,935)               -
                                                                                 ----------        ----------       ----------
Income before income taxes and extraordinary items                               12,948,394        10,611,552        9,975,414
Provision for income taxes                                                        7,629,315         4,324,296        4,349,181
                                                                                 ----------        ----------       ----------
Net income before extraordinary item                                              5,319,079         6,287,256        5,626,233

Extraordinary item:
   Loss on early extinguishment of debt (net of taxes of $1,492,000)                      -         2,148,697                -
                                                                                 ----------        ----------       ----------
      Net income                                                                $ 5,319,079       $ 4,138,559      $ 5,626,233
                                                                                 ==========        ==========       ==========
Series A non-voting preferred stock dividends                                             -           593,476                -
Net income allocable to common stockholders                                     $ 5,319,079       $ 3,545,083      $ 5,626,233
                                                                                 ==========        ==========       ==========

INCOME PER SHARE (NOTE 2):
   Net income before extraordinary item                                              $ 0.26            $ 0.37           $ 0.41
   Extraordinary item                                                                     -             (0.13)               -
                                                                                 ----------        ----------       ----------
   Net income                                                                          0.26              0.24             0.41
   Net income allocable to common stockholders                                       $ 0.26       $      0.21      $      0.41
   Weighted average common shares outstanding                                    20,557,983        16,971,721       13,886,129
                                                                                 ==========        ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      FISCAL YEAR ENDED
                                                                                 ------------------------------------------------
                                                                                 SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                                                         1997              1996             1995
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $ 5,319,079       $ 4,138,559      $ 5,626,233
  Adjustments to reconcile net income to net cash provided by operating activities:
    Extraordinary item, gross                                                               -         3,641,858                -
    Write-off of in-process research and development                                6,292,529                 -                -
    Deferred income taxes                                                           2,447,872        (1,639,794)        (759,467)
    Depreciation and amortization                                                   1,632,036         1,442,799        1,378,970
    Compensation charge in connection with the recapitalization                             -         3,023,964                -
    Compensation charge related to options granted                                    (91,415)           91,415                -
  Tax benefit from stock option exercises                                           2,770,129                 -                -
  Changes in operating assets and liabilities net of effects from purchase of businesses:
    Accounts receivable                                                            (5,920,922)       (1,788,625)      (3,010,165)
    Other current assets                                                            1,134,782          (962,928)        (195,227)
    Accounts payable                                                                 (315,425)          (97,982)         (77,789)
    Accrued expenses                                                                2,387,823           242,531          611,841
    Due to affiliates                                                                       -            (9,335)        (484,619)
    Deferred revenue                                                                1,114,076         1,219,972          978,041
    Taxes payable                                                                    (538,574)          730,825          920,000
                                                                                  -----------        ----------      -----------
      Net cash provided by operating activities                                    16,231,990        10,033,259        4,987,818
                                                                                  -----------        ----------      -----------
CASH FLOWS PROVIDED BY (USED BY) INVESTING ACTIVITIES:
  Purchase of investments                                                            (250,000)       (1,595,359)      (6,997,879)
  Maturities of investments                                                           250,000         3,163,875        1,458,182
  Sales of investments                                                                      -         5,755,112                -
  Purchase of property and equipment                                                 (910,684)         (571,633)        (515,044)
  Additions to capitalized software costs                                            (711,663)         (703,746)        (699,996)
  Additions to intangible assets                                                     (217,030)         (124,626)          (5,550)
  Investment                                                                       (6,000,000)                -                -
  Acquisition of businesses, net of cash acquired                                  (2,667,530)       (1,727,729)               -
                                                                                 ------------        ----------      -----------
      Net cash (used by) provided by investing activities                        (10,506,907)        4,195,894       (6,760,287)
                                                                                 ------------        ----------      -----------

CASH FLOWS PROVIDED BY (USED BY) FINANCING ACTIVITIES:
  Proceeds from initial public offering                                                     -       114,428,895                -
  Issuance of Series A preferred stock                                                      -        20,000,000                -
  Redemption of Series A preferred stock                                                    -       (20,000,000)               -
  Payments of Series A preferred stock dividends                                            -          (593,476)               -
  Proceeds from issuance of debt                                                            -        49,605,461                -
  Early extinguishment of debt                                                              -       (50,000,000)               -
  Proceeds from issuance of Series B preferred stock                                        -        33,612,000                -
  Proceeds from issuance of Series C preferred stock                                        -         1,388,000                -
  Payment of fees related to recapitalization                                               -        (3,360,127)               -
  Purchase of common stock                                                                  -      (111,410,217)               -
  Exercise of options                                                               1,236,634           783,100                -
  Payments on note payable                                                             (8,646)                -                -
  Proceeds from stock purchase plan                                                    32,080                 -                -
  Proceeds from warrants issued                                                             -           394,539                -
  Equity issuance costs                                                                (5,590)       (1,415,960)               -
                                                                                 ------------        ----------      -----------
      Net cash provided by financing activities                                     1,254,478        33,432,215                -
                                                                                 ------------        ----------      -----------
Net increase (decrease) in cash and cash equivalents                                6,979,561        47,661,368       (1,772,469)
Cash and cash equivalents - beginning of year                                      51,505,079         3,843,711        5,616,180
                                                                                 ------------        ----------      -----------
Cash and cash equivalents - end of year                                           $58,484,640       $51,505,079      $ 3,843,711
                                                                                 ============       ==========       ===========

SUPPLEMENTAL INFORMATION:
  Income taxes paid                                                               $ 2,507,680       $ 3,063,153      $ 3,896,246
  Interest paid                                                                             -       $ 1,119,444                -



The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                Non-voting
                                    Common Stock               Common Stock       Non-voting         Treasury Stock
                              -----------------------      -----------------     Common Stock -----------------------------
                               Shares          Amount      Shares     Amount       Warrant       Shares           Amount
---------------------------------------------------------------------------------------------------------------------------
Balance at
  September 24, 1994           30,060,000    $300,600                                          (1,670,000)    $  (1,470,950)
Net income
                              -----------    --------                                         -----------     -------------
Balance at
  September 30, 1995           30,060,000     300,600                                          (1,670,000)       (1,470,950)
                              -----------    --------                                         -----------     -------------

Stock options exercised         1,320,191      13,202
Repurchase of common
  stock in connection
  with the recapitalization                                                                   (28,592,404)    $(108,386,253)
Retirement of
  treasury shares             (30,262,404)   (302,624)                                         30,262,404       109,857,203
Issuance of common
  stock warrant                                                                   $394,539
Issuance of common
  stock in initial
  public offering               6,900,000      69,000
Equity issuance costs
Issuance of common
  stock with conversion
  of Series B convertible
  preferred stock               8,627,310      86,273
Issuance of non-voting
  common stock with
  conversion of Series
  C convertible
  preferred stock                                          356,262    $3,563
Compensation expense
Dividends on Series A
  non-voting preferred
  stock
Net income
                              -----------    --------      -------    ------      --------    -----------     -------------
Balance at
  September 30, 1996           16,645,097     166,451      356,262     3,563       394,539              -                 -
                              -----------    --------      -------    ------      --------    -----------     -------------

Stock options exercised           813,371       8,134
Issuance of common
  stock related to
  acquisition of
  Vital Software                  252,003       2,520
Issuance of common
  stock in connection
  with employee stock
  purchase plan                     3,212          32
Equity issuance costs
Cancellation of
  compensatory
  stock option grants
Income tax benefit
  from stock options
  exercised
Net income
                              -----------    --------      -------    ------      --------    -----------   -------------
Balance at
  September 30, 1997           17,713,683    $177,137      356,262    $3,563      $394,539              -              -
                              ===========    ========      =======    ======      ========    ===========   =============

                                 Additional                        Total
                                  Paid-in         Retained      Stockholders'
                                  Capital         Earnings         Equity
--------------------------------------------------------------------------------
Balance at
  September 24, 1994                            $11,735,915     $ 10,565,565
Net income                                        5,626,233        5,626,233
                                                -----------     ------------
Balance at
  September 30, 1995                             17,362,148       16,191,798
                                                -----------     ------------

Stock options exercised        $    769,898                          783,100
Repurchase of common
  stock in connection
  with the recapitalization                                     (108,386,253)
Retirement of
  treasury shares              (109,554,579)                               -
Issuance of common
  stock warrant                                                      394,539
Issuance of common
  stock in initial
  public offering               114,359,895                      114,428,895
Equity issuance costs            (1,415,959)                      (1,415,959)
Issuance of common
  stock with conversion
  of Series B convertible
  preferred stock                33,525,727                       33,612,000
Issuance of non-voting
  common stock with
  conversion of Series
  C convertible
  preferred stock                 1,384,437                        1,388,000
Compensation expense                 91,415                           91,415
Dividends on Series A
  non-voting preferred
  stock                                            (593,476)        (593,476)
Net income                                        4,138,559        4,138,559
                               ------------     -----------     ------------
Balance at
  September 30, 1996             39,160,834      20,907,231       60,632,618
                               ------------     -----------     ------------

Stock options exercised           1,228,500                        1,236,634
Issuance of common
  stock related to
  acquisition of
  Vital Software                  3,622,480                        3,625,000
Issuance of common
  stock in connection
  with employee stock
  purchase plan                      32,048                           32,080
Equity issuance costs                (5,590)                          (5,590)
Cancellation of
  compensatory
  stock option grants               (91,415)                         (91,415)
Income tax benefit
  from stock options
  exercised                       2,770,129                        2,770,129
Net income                                        5,319,079        5,319,079
                               ------------     -----------     ------------
Balance at
  September 30, 1997           $ 46,716,986     $26,226,310     $ 73,518,535
                               ============     ===========     ============

NOTE 1. NATURE OF THE BUSINESS:

Transition Systems, Inc. (the "Company") is a leading provider of integrated clinical and financial decision support systems for hospitals, integrated delivery networks, physician groups and other healthcare organizations. The Company was founded in 1985 as a for-profit, majority-owned subsidiary of New England Medical Center, Inc. ("NEMC"). The Company was a majority-owned subsidiary of NEMC until the January 1996 leveraged recapitalization transaction (the "Recapitalization") described in Note 8.

NOTE 2. SUMMARY OF ACCOUNTING POLICIES:

    Fiscal Year

The Company changed its fiscal year from the last Saturday of September of each year to September 30. The change was effective with the three months ended June 30, 1996.

    Principles of Consolidation

The consolidated financial statements include the accounts of Transition Systems, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

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

    Capitalized Software Costs

Software development costs subsequent to the establishment of technological feasibility are capitalized. Capitalized internally developed software costs approximated $700,000 for fiscal years 1997, 1996 and 1995. Amortization of capitalized software costs, which begins with the general release of a product to customers, is included in cost of software and implementation revenues and amounted to approximately $700,000, $767,000 and $767,000 for the fiscal years ended 1997, 1996 and 1995, respectively. Amortization of capitalized software costs is provided on a product-by-product basis at the greater of the amount calculated on a straight-line basis over the estimated economic life of the products, generally three years, or the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. Accumulated amortization of software development costs was $4,816,000, $4,116,000 and $3,349,000 at the end of fiscal years 1997, 1996 and
1995, respectively.

All other expenditures for research and development are charged to operations when incurred.

    Purchased Technology Costs

Purchased technology costs are carried at cost less accumulated amortization which is calculated on a straight-line basis over an estimated useful life of seven years. Accumulated amortization on purchased technology costs was $274,890 in 1997 and $0 in 1996.

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

    Revenue Recognition

The percentage of completion method is used by the Company primarily in connection with sales in which the customer is implementing the Company's core products for the first time. Add-on sales in which an existing customer licenses new modules or adds additional functionality do not generally involve substantial implementation effort and are recognized upon contract execution and shipment of the product. In fiscal 1996, the Company changed its method of recognizing software license revenue when associated with substantial implementation effort from percentage of completion based principally on costs incurred to percentage of completion based principally upon progress and performance as measured by achievement of contract milestones. The change in method was made in accordance with Accounting Principles Board Opinion No. 20 in contemplation of an initial public offering and in recognition of the Company's increased focus on providing a solution that combines software and implementation, as well as to facilitate the timely quarterly reporting requirements as a Securities and Exchange Commission ("SEC") registrant. The financial statements for all periods presented have been restated to reflect this change.

The effect of the restatement was a decrease in software and implementation revenue in fiscal year 1995 of approximately $1,391,000 and a decrease in net income in fiscal year 1995 of $797,000.

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

    Net Income Per Common Share

Net income per common share is computed based upon the weighted average number of common shares and common equivalent shares (using the treasury stock method) outstanding after giving effect to the Company's initial public offering. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB 83") all common and common equivalent shares and other potentially dilutive instruments, including stock options, warrants and preferred stock issued during the twelve-month period prior to the initial filing date of the Registration Statement for the Company's initial public offering, have been included in the calculation as if they were outstanding for all periods presented.

    Recent Accounting Pronouncements

In 1997, the Financial Accounting Standards Board ("FASB") released the Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS 128 requires restatement of all prior-period EPS data presented. Management has not yet determined the impact of SFAS 128 on the Company's statements.

NOTE 3. ACCOUNTS RECEIVABLE:

At September 30, accounts receivable consisted of the following:

                                        1997           1996
-----------------------------------------------------------
Billed                           $11,973,755    $ 9,360,605
Unbilled                           7,540,791      4,183,019
                                 -----------     ----------
                                  19,514,546     13,543,624
Allowance for doubtful
   accounts                         (175,000)      (125,000)
                                  ----------     ----------
                                 $19,339,546    $13,418,624
                                 ===========     ==========

Unbilled accounts receivable arise from differences in the timing of revenue recognition and billing under the contract terms. Provisions and write-offs for bad debts for fiscal years 1997, 1996 and 1995 were $102,250, $73,000 and $156,200, respectively.

NOTE 4. PROPERTY AND EQUIPMENT:

Property and equipment at September 30, 1997 and 1996 consisted of the following:

                                        1997           1996
-----------------------------------------------------------
Equipment                         $3,536,726     $2,796,786
Furniture and fixtures             1,078,888        933,481
Leasehold improvements               355,540        330,203
                                   ---------      ---------
                                   4,971,154      4,060,470
Accumulated depreciation
   and amortization               (3,614,349)    (2,952,350)
                                   ---------      ---------
                                  $1,356,805     $1,108,120
                                   =========      =========

Depreciation expense for the fiscal years 1997, 1996 and 1995 was $661,999, $514,204 and $606,384, respectively.

NOTE 5. INVESTMENT:

On January 31, 1997 the Company acquired a 19.5% ownership interest in HealthVISION, Inc. for $6 million in cash. HealthVISION is a provider of electronic medical record software based in Santa Rosa, California. This investment is being accounted for on the cost basis. The Company holds an option to purchase the remaining outstanding shares of HealthVISION. This option expires on December 31, 1998.

NOTE 6. RELATED PARTY AGREEMENTS AND TRANSACTIONS:

The Company had an arrangement to reimburse NEMC for administrative services provided to the Company by employees of NEMC. Under this arrangement, the Company incurred expenses of $24,200 in fiscal year 1996, and $96,800 in fiscal year 1995. This arrangement was terminated as of January 24, 1996. Since that date, these administrative services have been performed internally by Company personnel. This change has not resulted in a material increase in the Company's costs.

The Company obtained certain other services through NEMC, including health benefits for its employees, for which it incurred a total of $134,114 and $420,133 in operating expenses in fiscal years 1996 and 1995, respectively. The Company discontinued this arrangement as of December 31, 1995, and arranged to provide comparable benefits directly to its employees. This change has not resulted in a material increase in the Company's cost of providing and administering these employee benefits.

Additionally, the Company used the computer facilities of New England Medical Center Hospitals, Inc., an affiliate of NEMC, pursuant to a data processing agreement. This service was provided at a charge of $82,467 in fiscal year 1996 and $109,956 in fiscal year 1995. This service was discontinued in June 1996.

NOTE 7. LINE OF CREDIT--BANK:

On April 26, 1996, the Company entered into a $25 million unsecured revolving line of credit with a bank group led by NationsBank, N.A. as agent and as lender. The credit facility contains covenants setting minimum net worth, maximum leverage ratio and minimum net income requirements for the Company. On September 20, 1996, the Company amended its total revolving credit commitment from $25 million to $15 million. There have been no amounts drawn on this line. Advances under the revolving line of credit bear interest, at the Company's election, either at a "base rate" or at a "eurodollar rate." The base rate is a floating rate equal to the greater of (a) the prime rate or (b) the federal funds effective rate plus one-half of one percent (.50%). The eurodollar rate is equal to the sum of (x) a rate determined by reference to the then-current interbank offered rate for dollar denominated eurodollar deposits, with certain adjustments, plus (y) one percent (1.0%). The eurodollar interest rate was 5.7% at September 30, 1997.

NOTE 8. STOCKHOLDERS' EQUITY:

On February 26, 1996, the Company's Board of Directors approved a 334-for-1 split of the Company's Common Stock to be effected in the form of a stock dividend to the stockholders of record as of March 28, 1996. This stock split has resulted in a reclassification of $112,695 and $187,003 from the Company's additional paid-in capital and retained earnings accounts, respectively, to the Company's Common Stock account, representing the par value of shares issued. All share and per share amounts have been restated to retroactively reflect the stock split. In addition, on February 26, 1996, the Board of Directors also voted to retire and return to the status of authorized and unissued capital stock all shares of Common Stock then held in the Company's treasury, and adopt an amendment to the Articles of Organization of the Company to, among other things, increase the authorized shares of Common Stock and Non-Voting Common Stock to 30,000,000 and 1,000,000 shares, respectively, which was subsequently approved by the stockholders of the Company.

On April 18, 1996, the Company completed an initial public offering of 6,900,000 shares of its common stock which generated net proceeds of $114.4 million. A substantial part of the proceeds were used to redeem $20.6 million of Series A preferred stock and accrued dividends, to repay the $34.7 million outstanding principal amount and accrued interest under the secured term loan facility, to repay the $10.3 million outstanding principal amount and accrued interest under the senior subordinated notes and to repay the $5.1 million outstanding principal amount and accrued interest under the Company's revolving credit facility.

Stock Option Plans

In 1995, the Company's Board of Directors adopted, and the stockholders approved, the 1995 Incentive and Nonstatutory Stock Option Plan. The Plan provides for the grant of nonqualified and incentive stock options to employees and others to purchase the Company's Common Stock. Options granted during fiscal 1995 provided for vesting over three years and expiration ten years after the date of grant. Options granted during fiscal 1997 and 1996 provided for vesting over five years and expiration ten years after the date of grant. At September 30, 1997 and 1996, 6,070,116 shares of Common Stock were authorized for issuance under the plan.

A summary of the Company's stock option activity for the years ended September 30 follows:

                                                   WEIGHTED
                                                    AVERAGE
                                      NUMBER       EXERCISE
                                  OF OPTIONS          PRICE
-----------------------------------------------------------
Outstanding at
   September 24, 1994                668,000         $0.003
     Granted                       3,663,646           1.20
                                   ---------         ------
Outstanding at
   September 30, 1995              4,331,646           1.02
     Granted                       1,079,564           6.74
     Exercised                    (1,320,191)          0.59
     Canceled                        (27,165)          1.20
                                   ---------         ------
Outstanding at
   September 30, 1996              4,063,854           2.67
     Granted                         802,400          15.15
     Exercised                      (813,371)          1.52
     Canceled                       (495,364)         13.71
                                   ---------         ------
Outstanding at
   September 30, 1997              3,557,519        $  4.22
                                   =========         ======

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 in 1997 and has applied APB Opinion 25 and related interpretations in accounting for its stock option plans in 1997. Accordingly, no compensation cost has been recognized for its stock option plans. The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported income or loss for future years. SFAS 123 does not apply to awards prior to 1996 and additional awards in future years are anticipated.

At September 30, 1997, 1996 and 1995, respectively, options to purchase 2,080,823, 2,195,716, and 1,803,600 shares of Common Stock were exercisable with a weighted average exercise price of $1.80, $1.20, and $1.20, respectively. Exercise prices for options outstanding as of September 30, 1997 ranged from $1.20 to $18.81. The weighted average remaining contractual life of those options is 8.1 years.

The weighted average fair value of the Common Stock at date of grant for options granted in 1997 and 1996 was $8.12 and $3.61 per option, respectively. The fair value of these options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions: a risk free interest rate of 6.1% in 1997 and 5.4% in 1996; a dividend yield of 0%; a volatility factor of the expected market price of the Company's Common Stock of 55% and a weighted average expected life of the options of 5 years.

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income and earnings per share for the years ended September 30, 1997 and 1996 would have been reduced to the pro forma amounts indicated as follows:

                       1997                     1996
                 -------------------------------------------
                            EARNINGS                EARNINGS
                                 PER                     PER
                 NET INCOME    SHARE    NET INCOME     SHARE
------------------------------------------------------------
As reported      $5,319,079    $0.26    $3,545,083     $0.21
Pro forma         3,970,478     0.19     2,696,238      0.16

At September 30, 1997 and September 30, 1996, options to purchase 1,047,035 and 1,354,071 shares of Common Stock, respectively, were available for grant.

The following table summarizes information about stock options outstanding at September 30, 1997:

                     OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
----------------------------------------------------------------------------------------------
                                   REMAINING    WEIGHTED-                        WEIGHTED-
    RANGE OF           NUMBER     CONTRACTUAL    AVERAGE           NUMBER         AVERAGE
 EXERCISE PRICES    OUTSTANDING      LIFE     EXERCISE PRICE     EXERCISABLE    EXERCISE PRICE
----------------------------------------------------------------------------------------------
        $ 1.20       2,221,459        7.6          $ 1.20          1,826,003        $ 1.20
          3.90         735,160        8.3            3.90            197,420          3.90
 11.00 - 13.50         270,900        9.1           12.36             57,400         13.50
 18.50 - 18.81         330,000        9.8           18.39                  -             -
  ------------        --------        ---          ------           --------        ------
                     3,557,519        8.1          $ 4.22          2,080,823        $ 1.80


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

NOTE 9. RECAPITALIZATION:

In January 1996, prior to its contemplation of an initial public offering, the Company effected a Recapitalization, in which the Company repurchased 28,592,404 shares of Common Stock then issued and outstanding from NEMC and the other stockholders of the Company for an aggregate of approximately $111.4 million. In addition, Warburg, Pincus Ventures, L.P. ("WP Ventures") purchased from certain executive officers of the Company an aggregate of 2,308,608 shares of Common Stock, including an aggregate of 638,608 shares of Common Stock acquired by such executive officers pursuant to their exercise of stock options, for an aggregate of approximately $9.0 million. WP Ventures then contributed such shares of Common Stock to the Company. The principal purpose of the Recapitalization was to provide liquidity to the Company's existing stockholders while permitting them to retain an ownership interest in the Company, and the Company has accounted for the transaction as a leveraged recapitalization. To finance the repurchase of these shares, the Company issued to certain institutional investors 20,000 shares of Series A non-voting preferred stock for an aggregate of $20.0 million, 33,512 shares of Series B convertible preferred stock (convertible into 8,627,310 shares of Common Stock) for an aggregate of $33.6 million and 1,388 shares of Series C non-voting convertible preferred stock (convertible into 356,262 shares of Common Stock) for an aggregate of $1.4 million. In addition, the Company entered into a secured term loan in the amount of $35.0 million and received an advance of $5.0 million under a secured revolving credit facility in the maximum principal amount of $15.0 million, and issued Senior Subordinated Notes, due 2003, in the aggregate principal amount of $10.0 million (the "Senior Subordinated Notes"). The holder of the Senior

Subordinated Notes also received a warrant to acquire an aggregate of 297,928 shares of non-voting common stock at an initial exercise price of $3.90 per share, subject to adjustment in certain circumstances. In addition, in the second quarter of fiscal 1996 the Company incurred a non-cash compensation charge of $3.0 million. This compensation charge arose from the purchase by the Company (both directly and indirectly, through WP Ventures) from certain of its executive officers of 972,608 shares of Common Stock that had been acquired by such officers immediately prior to the Recapitalization through the exercise of employee stock options. The amount of the compensation charge is equal to the difference between the aggregate $765,800 exercise price paid by such officers upon such exercise and the $3,789,764 of aggregate proceeds received by the officers from the purchase by the Company of such shares.

NOTE 10. EXTRAORDINARY ITEM:

In fiscal 1996, the Company incurred an extraordinary loss of approximately $2,149,000 representing the after tax effect of the write-off of approximately $3,642,000 of unamortized capitalized financing costs. These costs were attributable to indebtedness incurred in the Recapitalization that was repaid out of the proceeds of the Company's initial public offering.

NOTE 11. PREFERRED STOCK DIVIDEND:

The holders of the Series A preferred stock (issued in connection with the Recapitalization on January 24, 1996) were entitled to receive, when and as declared by the Board of Directors, out of funds legally available therefore, preferential cumulative dividends at the rate of 12% per annum. The Company was not obligated to pay dividends prior to the redemption of the Series A preferred stock, and no dividends were declared by the Board. The Series A preferred stock was subject to mandatory redemption, provided funds were legally available therefore, upon the closing of an initial public offering or the sale of the Company, but in no event later than January 2006. Upon the closing of the Company's initial public offering, on April 23, 1996, at which time funds became legally available for the redemption of the Series A preferred stock and payment of dividends, the Company redeemed in full the Series A preferred stock and paid dividends thereon from the date of the Recapitalization.


NOTE 12. INCOME TAXES:

Provision for income taxes consists of the following:

                          1997          1996           1995
-------------------------------------------------------------
Federal:
   Current          $4,535,392   $ 5,129,464     $3,967,648
   Deferred          2,090,046    (1,412,919)      (624,593)
                     ---------    ----------      ---------
                     6,625,438     3,716,545      3,343,055
State:
   Current             646,054       835,029      1,141,000
   Deferred            357,823      (227,278)      (134,874)
                     ---------    ----------      ---------
                     1,003,877       607,751      1,006,126
                     ---------    ----------      ---------
Provision for
   income taxes     $7,629,315   $ 4,324,296     $4,349,181
                     =========    ==========      =========

A reconciliation between the Company's effective rate and the U.S. statutory rate is as follows:

                            SEPTEMBER     SEPTEMBER     SEPTEMBER
                            30, 1997      30, 1996      30, 1995
-----------------------------------------------------------------
U.S. statutory rate           35.0%         35.0%         35.0%
State taxes, net of
   federal benefits            5.0           5.6           6.0
Acquired in-process
   research and
   development                17.0             -             -
Other                          1.9             -           2.6
                              ----           ---           ---
Effective income tax rate     58.9%         40.6%         43.6%
                              ====           ===           ===

Components of the Company's deferred tax liabilities and assets are as follows:

                                         SEPTEMBER 30,
                                      1997           1996
-----------------------------------------------------------
Capitalized software               $(576,219)    $ (597,164)
Depreciation                         103,252        112,164
Accounts receivable reserve           51,059         51,469
Accrued vacation                     280,165        183,076
Reserves and other                   498,871        418,019
Revenue recognition                        -      1,409,436
Compensation charge                        -      1,228,000
                                    --------      ---------
Net deferred tax assets            $ 357,128     $2,805,000
                                    ========      =========

There are no valuation allowances recorded against the Company's deferred tax assets, since taxable income in the carryback period is sufficient to realize the benefit of future deductions.

NOTE 13. EMPLOYEE BENEFIT PLANS:

401(k) Plan

The Company maintains a savings plan for its eligible employees under Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to a percentage of their income equal to the lesser of the IRS statutory rate or 15% on a pre-tax basis through contributions to the plan. Contributions by the Company under this plan are discretionary. Total contributions by the Company under the plan approximated $306,000, $263,000 and $214,000 in fiscal years 1997, 1996 and 1995, respectively.

The Company previously obtained health benefit plans through NEMC (see Note 6). Beginning January 1, 1996, the Company established independent health benefit plans for its employees that provide a similar level of benefits.

Employee Stock Purchase Plan

In 1996, the Company adopted an Employee Stock Purchase Plan (the "Stock Purchase Plan"), under which employees may purchase up to 300,000 shares of Common Stock.

During each six-month offering period under the Stock Purchase Plan, participating employees are entitled to purchase shares through payroll deductions. The maximum number of shares which may be purchased is determined on the first day of the offering period pursuant to a formula under which a specific percentage of the employee's projected base pay for the offering period is divided by a percentage of the market value of one share of Common Stock on the first day of the offering period. During each offering period, the price at which the employee will be able to purchase the Common Stock will be a specific percentage of the last reported sale price of the Common Stock of the NASDAQ National Market on the date on which the offering period commences or concludes, whichever is lower.

The Stock Purchase Plan is administered by the Compensation Committee. All employees, other than certain highly-compensated employees, who meet certain minimum criteria based on hours worked per week and length of tenure with the Company are eligible to participate in the Stock Purchase Plan. No employee may purchase shares pursuant to the Stock Purchase Plan if, after such purchase such employee would own more than five percent of the total combined voting power or value of the securities of the Company.

NOTE 14. COMMITMENTS:

The Company leases office and office equipment under operating lease arrangements which expire on various dates through 2001. Certain operating lease arrangements include options to renew for additional periods or payment terms that are subject to increases due to taxes and other operating costs of the lessor. Future minimum lease commitments, by year and in the aggregate, under these long-term noncancelable operating leases consist of the following at September 30, 1997:

                                                  OPERATING
FISCAL YEAR                                          LEASES
-----------------------------------------------------------
1998                                               $659,311
1999                                                601,710
2000                                                493,411
2001                                                 53,057
                                                  ---------
Total minimum lease payments                     $1,807,489
                                                  =========

Rent expense amounted to $552,578, $369,569 and $380,019 in fiscal years 1997, 1996 and 1995, respectively.

The Company has an agreement with a vendor of third-party software to pay a fixed annual license fee through June 1998. In addition, under the agreement the Company is entitled to obtain maintenance services from the vendor on an annual basis for an additional fixed fee. Aggregate annual expenses under the agreement as renegotiated are expected to approximate $2,000,000. Aggregate license and maintenance fees under this agreement were $2,000,000, $2,004,000 and $1,675,200 for fiscal years 1997, 1996 and 1995, respectively.

NOTE 15. CONSOLIDATION AND ACQUISITIONS:

On July 22, 1996, the Company acquired substantially all of the outstanding stock and a note held by a selling principal of Enterprising HealthCare, Inc. ("Enterprising HealthCare"), based in Tucson, Arizona, for a total purchase price of approximately $1.8 million in cash. Enterprising HealthCare provides system integration products and services for the health care market.

The acquisition was accounted for under the purchase method with the results of Enterprising HealthCare included from July 22, 1996. Purchased technology costs of $1.6 million are being amortized on a straight-line basis over 7 years. Pro forma results of operations have not been presented, as the effect of this acquisition on the financial statements was not material.

On September 19, 1997, the Company acquired all outstanding shares of Vital Software Inc. ("Vital"), a privately held developer of products that automate the clinical processes unique to medical oncology. The purchase price was approximately $6.3 million, which was comprised of $2.7 million in cash and 252,003 shares of the Company's common stock with a value of $3.6 million.

The purchase price was allocated entirely to purchased research and development. Purchased research and development, which had not reached technological feasibility and which had no alternative future use, was valued using a risk adjusted cash flow model, under which expected future cash flows associated with in-process research and development were discounted considering risks and uncertainties related to the viability of and potential changes in future target markets and to the completion of the products that will be ultimately marketed by Transition Systems, Inc. Purchased research and development, which is not deductible for tax purposes, was charged to operations at the acquisition date. Vital's operating results have not been included in the consolidated financial statements from the date of acquisition due to immateriality.

                                    SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts as of December, 1997.


                                       TRANSITION SYSTEMS, INC.

                                       By /s/ Robert F. Raco
                                          -------------------------------------
                                          Robert F. Raco
                                          President and Chief Executive Officer


                                POWER OF ATTORNEY

        Each individual whose signature appears below hereby constitutes and appoints Robert F. Raco, Donald C. Cook, Christine Shapleigh and Paula J. Malzone, and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing which they, or any of them, may deem necessary or advisable to be done in connection with this Form 10-K, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or any substitute or substitutes for any or all of them, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on and on the dates indicated.


SIGNATURES                 TITLE                              DATE
----------                 -----                              ----

/s/ Robert F. Raco         President, Chief Executive         December 24, 1997
------------------------   Officer and Director
Robert F. Raco             (Principal Executive Officer)


/s/ Paula Malzone          Chief Financial Officer            December 24, 1997
------------------------   (Principal Financial and
Paula Malzone              Accounting Officer)


/s/ Patrick T. Hackett     Director                           December 24, 1997
------------------------
Patrick T. Hackett


/s/ Robert S. Hillas       Director                           December 24, 1997
------------------------
Robert S. Hillas


/s/ Peter Van Etten        Director                           December 24, 1997
------------------------
Peter Van Etten


/s/ Allen F. Wise          Director                           December 24, 1997
------------------------
Allen F. Wise