Form 10-Q
period 1997-12-31
TRANSITION SYSTEMS INC
filed 1998-02-13
CIK 1009301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Quarterly Period Ended December 31, 1997 or

      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Transition Period from _______________ to _______________

                         COMMISSION FILE NUMBER 0-28182

                            TRANSITION SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       MASSACHUSETTS                                            04-2887598
       (State or other jurisdiction                          (I.R.S. Employer
       of incorporation)                                  Identification Number)

                  ONE BOSTON PLACE, BOSTON, MASSACHUSETTS 02108
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (617) 723-4222
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES [X]  NO [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of February 6, 1998.

                    CLASS
                    -----

          COMMON STOCK, $.01 PAR VALUE                        17,795,456 SHARES

          NON-VOTING COMMON STOCK, $.01 PAR VALUE                356,262 SHARES

                            TRANSITION SYSTEMS, INC.
             FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS



                                                                        PAGE NO.
                                                                        --------

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:

          Consolidated Balance Sheets as of December 31, 1997
          (unaudited) and September 30, 1997................................. 3

          Consolidated Statements of Operations for the Three
          Months Ended December 31, 1997 and 1996 (unaudited)................ 4

          Consolidated Statements of Cash Flows for the Three Months
          Ended December 31, 1997 and 1996 (unaudited)....................... 5

          Notes to Interim Consolidated Financial Statements................. 6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.......................................... 8


                          PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................10

SIGNATURES...................................................................11

                            TRANSITION SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                         DECEMBER 31,   SEPTEMBER 30,
                                                             1997           1997
                                                         -----------    ------------
                                                         (UNAUDITED)

ASSETS
Current assets:
   Cash and cash equivalents                             $58,509,000      $58,485,000
   Accounts receivable, net                               19,884,000       19,339,000
   Other current assets                                    1,136,000          696,000
   Deferred income taxes                                     853,000          853,000
                                                         -----------      -----------

        Total current assets                              80,382,000       79,373,000
                                                         -----------      -----------

Property and equipment, net                                1,556,000        1,357,000
Capitalized software costs, net                            1,411,000        1,411,000
Purchased technology, net                                  1,336,000        1,376,000
Intangible assets, net                                       291,000          302,000
Equity investment                                          6,000,000        6,000,000
                                                         -----------      -----------

        Total assets                                     $90,976,000      $89,819,000
                                                         ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                      $   622,000      $   279,000
   Accrued expenses                                        4,487,000        6,680,000
   Income taxes payable                                    1,715,000        1,476,000
   Deferred revenue                                        7,320,000        7,369,000
                                                         -----------      -----------

        Total current liabilities                         14,144,000       15,804,000
                                                         -----------      -----------

Deferred income taxes                                        496,000          496,000
                                                         -----------      -----------

        Total liabilities                                 14,640,000       16,300,000
                                                         -----------      -----------

Commitments

Stockholders' equity:
   Common stock                                              177,000          177,000
   Non-voting common stock                                     4,000            4,000
   Non-voting common stock warrant                           395,000          395,000
   Additional paid-in capital                             47,054,000       46,717,000
   Retained earnings                                      28,706,000       26,226,000
                                                         -----------      -----------

        Total stockholders' equity                        76,336,000       73,519,000
                                                         -----------      -----------

        Total liabilities  and stockholders' equity      $90,976,000      $89,819,000
                                                         ===========      ===========




The accompanying notes are an integral part of the consolidated financial statements.

                            TRANSITION SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                  ----------------------------
                                                  DECEMBER 31,     DECEMBER 31,
                                                     1997             1996
                                                  -----------      -----------

Revenues:
   Software and implementation                    $ 7,700,000      $ 5,860,000
   Maintenance                                      3,215,000        2,626,000
                                                  -----------      -----------
       Total revenues                              10,915,000        8,486,000
                                                  -----------      -----------
Cost of revenues:
   Software and implementation                      2,788,000        2,205,000
   Maintenance                                        701,000          659,000
Research and development                            1,337,000          878,000
Sales and marketing                                 1,829,000        1,364,000
General and administrative                            881,000          981,000
                                                    ---------        ---------
       Total operating expenses                     7,536,000        6,087,000
                                                  -----------      -----------

Income from operations                              3,379,000        2,399,000
Interest income                                       754,000          566,000
                                                  -----------      -----------

Income before income taxes                          4,133,000        2,965,000

Provision for income taxes                          1,653,000        1,186,000
                                                  -----------      -----------

Net income                                        $ 2,480,000      $ 1,779,000
                                                  ===========      ===========

Net income per share data:
   Basic earnings per share                       $      0.14      $      0.10
   Diluted earnings per share                     $      0.12      $      0.09


Weighted average common shares outstanding:
    Basic                                          18,091,000       17,163,000
    Diluted
                                                   20,498,000       19,923,000







The accompanying notes are an integral part of the consolidated financial statements.

                            TRANSITION SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             THREE MONTHS ENDED
                                                                         ----------------------------
                                                                         DECEMBER 31,     DECEMBER 31,
                                                                             1997            1996
                                                                         -----------      -----------

Cash flows from operating activities:
   Net income                                                            $ 2,480,000      $ 1,779,000
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                           406,000          384,000
     Compensation charge related to options                                       --           39,000
     Tax benefit from stock option exercises                                  57,000        1,201,000
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                             (545,000)         560,000
     Increase in other current assets                                       (440,000)        (173,000)
     Increase (decrease)  in accounts payable                                343,000         (255,000)
     Decrease in accrued expenses                                         (2,193,000)        (164,000)
     Increase (decrease) in taxes payable                                    239,000         (840,000)
     Decrease in deferred revenue                                            (49,000)         (40,000)
                                                                         -----------      -----------
         Net cash provided by operating activities                           298,000        2,491,000

Cash flows used by investing activities:
   Purchases of property and equipment                                      (379,000)        (204,000)
   Additions to capitalized software costs                                  (175,000)        (175,000)
   Additions to intangible assets                                                 --         (123,000)
                                                                           ---------      ------------
         Net cash used by investing activities                              (554,000)        (502,000)

Cash flows provided by (used by) financing activities:
   Exercise of options                                                       238,000          350,000
   Proceeds from employee stock purchase plan                                 42,000               --
   Other                                                                          --           (8,000)
                                                                         -----------      -----------
         Net cash provided by financing activities                           280,000          342,000

Net increase in cash and cash equivalents                                     24,000        2,331,000

Cash and cash equivalents - beginning of period                           58,485,000       51,505,000
                                                                         -----------      -----------

Cash and cash equivalents - end of period                                $58,509,000      $53,836,000
                                                                         ===========      ===========

Supplemental information:
   Income taxes paid                                                     $ 1,267,000      $   831,000
   Interest paid                                                                  --               --








The accompanying notes are an integral part of the consolidated financial statements.

                            TRANSITION SYSTEMS, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated, which adjustments, except those related to the Company's initial public offering in April 1996, consist only of adjustments of a normal, recurring nature. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 1997 which are contained in the Company's Annual Report on Form 10-K for such fiscal year. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 1998.


2.   EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 requires a dual presentation of Basic earnings per share, which is computed using the weighted average number of shares outstanding, and Diluted earnings per share, which reflects the potential dilution from assumed conversions of common shares. SFAS 128 also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. These financial statements have been prepared and presented based on the new standard. Prior period amounts have been restated to conform to current year presentation.

                              For the three months ended December 31, 1997        For the three months ended December 31, 1996
                                                                 Per Share                                           Per Share
                                   Income           Shares          Amount            Income            Shares          Amount
                              --------------------------------------------        --------------------------------------------

BASIC EPS
Net income                       $2,480,000       18,091,000        $ 0.14           $1,779,000        17,163,000       $ 0.10
                                                                    ------                                              ------

EFFECT OF DILUTIVE SECURITIES
Warrants                                             246,000                                              216,000
Common stock equivalents                           2,161,000                                            2,544,000
                                                  ----------                                           ----------

DILUTED EPS
Income to common stockholders
  and assumed conversions        $2,480,000       20,498,000        $ 0.12           $1,779,000        19,923,000       $ 0.09
                                 ----------       ----------        ------           ----------        ----------       ------



3.   RECENT PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (the "FASB") issued statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company will be required to adopt SFAS 130 in the first quarter of its 1999 fiscal year, and does not believe this statement will have a material effect on the Company's financial position or results of operations.

In June of 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. The Company will be required to adopt SFAS 131 during fiscal 1999, and does not believe this statement will have a material effect on the Company's financial position or results of operations.

On October 27, 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition". SOP 97-2 supersedes Statement of Position 91-1, Software Revenue Recognition, and provides guidance on when and in what amounts revenue should be recognized for the licensing, selling, leasing, or marketing of computer software. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company believes that its revenue recognition policies are already in compliance with SOP 97-2 and does not believe this statement will have a material effect on the Company's financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that may contribute to such differences include those listed under "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, File No. 0-28182.

The following information should be read in conjunction with the consolidated financial statements included herein and the notes thereto as well as the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

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

RESULTS OF OPERATIONS

REVENUES

The Company's total revenues increased 28.6% to $10.9 million for the three months ended December 31, 1997 from $8.5 million for the same period in the prior year. Software and implementation revenue increased 31.4% to $7.7 million for the three months ended December 31, 1997 from $5.9 million for the same period in the prior year. The increase in software and implementation revenue was due primarily to increased penetration of the Company's expanded product lines to the existing customer base as well as sales made to new customers. Maintenance revenue increased 22.4% to $3.2 million for the three months ended December 31, 1997 from $2.6 million for the same period in the prior year reflecting the growth in the Company's installed base.

COST OF REVENUES

Cost of software and implementation revenues consists primarily of the cost of third-party software that is resold by the Company or included in the Company's products, personnel costs, the cost of related benefits, travel and living expenses, costs of materials and other costs related to the installation and implementation of the Company's products, and amortization of capitalized software development costs. Cost of maintenance revenues consists primarily of maintenance fees payable by the Company associated with the third-party software included in the Company's products and personnel costs incurred in providing maintenance and technical support services to the Company's customers.

Cost of software and implementation revenues increased 26.4% to $2.8 million for the three months ended December 31, 1997 from $2.2 million for the same period in the prior year. The increase in spending was primarily due to a net increase of twenty-two people in the Company's implementation staff. As a percentage of software and implementation revenues, cost of software and implementation revenues decreased to 36.2% for the three months ended December 31, 1997 from 37.6% for the same period in the prior year. The decrease as a percentage of revenue is a result of increased productivity of the Company's implementation staff.

Cost of maintenance revenue increased 6.4% to $0.7 million for the three months ended December 31, 1997 from $0.6 million for the same period in the prior year. The increase in spending was primarily due to increased maintenance fees payable to third party software suppliers. As a percentage of maintenance revenue, cost of maintenance revenue decreased to 21.8% for the three months ended December 31, 1997 from 25.1% for the same period in the prior year. As a percent of revenue, cost of maintenance revenue decreased due to the maturation of the Company's products, reducing support needs.

RESEARCH AND DEVELOPMENT

Research and development expense increased 52.3% to $1.3 million for the three months ended December 31, 1997 from $0.9 million for the same period in the prior year. As a percentage of total revenues, research and development increased to 12.2% for the three months ended December 31, 1997 from 10.3% for the same period in the prior year. The increase was primarily due to a net increase of twelve people in the Company's research and development staff and increased professional consulting service fees to support new product development.

SALES AND MARKETING

Sales and marketing expense increased 34.1% to $1.8 million for the three months ended December 31, 1997 from $1.4 million for the same period in the prior year. As a percentage of total revenues, sales and marketing expense increased to 16.7% for the three months ended December 31, 1997 from 16.1% for the same period in the prior year. The increase was primarily associated with the growth of the sales and marketing organization to support the Company's expanding product line.

GENERAL AND ADMINISTRATIVE

General and administrative expense decreased 10.2% to $.9 million for the three months ended December 31, 1997 from $1.0 million for the same period in the prior year. As a percentage of total revenues, general and administrative expense decreased to 8.1% for the three months ended December 31, 1997 from 11.6% for the same period in the prior year. The decrease in spending is primarily due to a decrease in professional service expenses during the quarter.

INTEREST INCOME (EXPENSE)

Interest income increased 33.2% to $0.8 million for the three months ended December 31, 1997 from $0.6 million for the same period in the prior year. The increase in interest income is primarily due to a higher average cash balance for the period.

PROVISION FOR INCOME TAXES

The Company's effective income tax rate remained constant at 40% for the three months ended December 31, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents balance remained constant at $58.5 million at December 31, 1997 and September 30, 1997.

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

       27.1      Financial Data Schedule


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

                                      Transition Systems, Inc.
                                      (Registrant)

Dated: February 13, 1998              /s/ Robert F. Raco
                                      ------------------------------------------
                                      Robert F. Raco President, Chief Executive
                                      Officer and (principal executive officer)


Dated: February 13, 1998              /s/ Paula J. Malzone
                                      ------------------------------------------
                                      Paula J. Malzone Chief Financial Officer
                                      and Treasurer (principal financial and
                                      accounting officer)