Form 10-Q
period 1998-03-31
TRANSITION SYSTEMS INC
filed 1998-05-15
CIK 1009301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
    X             Quarterly Report Pursuant to Section 13 or 15(d)
  -----              of the Securities Exchange Act of 1934
                For the Quarterly Period Ended March 31, 1998 or


                 Transition Report Pursuant to Section 13 or 15(d)
  -----               of the Securities Exchange Act of 1934
              For the Transition Period from _________ to _________


                         COMMISSION FILE NUMBER 0-28182


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

                                  YES X   NO
                                     ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                        OUTSTANDING AT
                            CLASS                       MAY 11, 1998
                            -----                       ------------
                    COMMON STOCK,                       17,845,358
                    $.01 PAR VALUE                          SHARES

                    NON-VOTING COMMON STOCK,               356,262
                    $.01 PAR VALUE                          SHARES

                            TRANSITION SYSTEMS, INC.
               FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 1998


                                TABLE OF CONTENTS


                                                                          PAGE NO.
                                                                          --------
                      PART I. FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS:

         Consolidated Balance Sheets as of
         March 31, 1998 (unaudited) and September 30, 1997.................. 3


         Consolidated Statements of Operations for the Three Months and
         Six Months Ended March 31, 1998 (unaudited)
         and March 31, 1997 (unaudited)..................................... 4



         Consolidated Statements of Cash Flows for the Six Months
         Ended March 31, 1998 (unaudited) and March 31, 1997 (unaudited).... 5

         Notes to Interim Consolidated Financial Statements................. 6

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................... 7


                     PART II. OTHER INFORMATION

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 10

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K................................... 10

SIGNATURES.................................................................. 11


                            TRANSITION SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,    SEPTEMBER 30,
                                                                 1998           1997
                                                             ------------   -------------
 ASSETS                                                      (unaudited)
 Current assets:
      Cash and cash equivalents                               $63,408,000   $58,485,000
      Accounts receivable, net                                 19,861,000    19,339,000
      Other current assets                                      1,856,000       696,000
      Deferred income taxes                                       853,000       853,000
                                                              -----------   -----------
           Total current assets                                85,978,000    79,373,000
                                                              -----------   -----------

 Property and equipment, net                                    1,574,000     1,357,000
 Capitalized software costs, net                                1,411,000     1,411,000
 Purchased technology, net                                      1,278,000     1,376,000
 Intangible assets, net                                           482,000       302,000
 Equity investment                                              6,000,000     6,000,000
                                                              -----------   -----------
           Total assets                                       $96,723,000   $89,819,000
                                                              ===========   ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
      Accounts payable                                        $ 1,653,000   $   279,000
      Accrued expenses                                          4,654,000     6,680,000
      Income taxes payable                                      3,039,000     1,476,000
      Deferred revenue                                          7,603,000     7,369,000
                                                              -----------   -----------
           Total current liabilities                           16,949,000    15,804,000
                                                              -----------   -----------
 Deferred income taxes                                            496,000       496,000
                                                              -----------   -----------

           Total liabilities                                  $17,445,000   $16,300,000
                                                              -----------   -----------

 Commitments

 Stockholders' equity:
      Common stock                                                177,000       177,000
      Non-voting common stock                                       4,000         4,000
      Non-voting common stock warrant                             395,000       395,000
      Additional paid-in capital                               47,115,000    46,717,000
      Retained earnings                                        31,587,000    26,226,000
                                                              -----------   -----------
           Total stockholders' equity                          79,278,000    73,519,000
                                                              -----------   -----------
           Total liabilities and stockholders' equity         $96,723,000   $89,819,000
                                                              ===========   ===========


         The accompanying notes are an integral part of the consolidated financial statements


                                      TRANSITION SYSTEMS, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (unaudited)


                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                              -------------------------    --------------------------
                                                MARCH 31,     MARCH 31,      MARCH 31,      MARCH 31,
                                                  1998          1997           1998           1997
                                              -----------   -----------    -----------    -----------
 Revenues:
      Software and implementation             $ 9,235,000   $ 7,026,000    $16,935,000    $12,886,000
      Maintenance                               3,340,000     2,793,000      6,556,000      5,419,000
                                              -----------   -----------    -----------    -----------
           Total revenues                      12,575,000     9,819,000     23,491,000     18,305,000
                                              -----------   -----------    -----------    -----------
 Cost of revenues:
      Software and implementation               3,172,000     2,465,000      5,960,000      4,670,000
      Maintenance                                 716,000       677,000      1,417,000      1,336,000
 Research and development                       1,542,000       883,000      2,879,000      1,761,000
 Sales and marketing                            2,117,000     1,680,000      3,946,000      3,044,000
 General and administrative                       968,000     1,050,000      1,849,000      2,031,000

           Total operating expenses             8,515,000     6,755,000     16,051,000     12,842,000
                                              -----------   -----------    -----------    -----------

 Income from operations                         4,060,000     3,064,000      7,440,000      5,463,000
 Interest income                                  742,000       581,000      1,495,000      1,147,000
                                              -----------   -----------    -----------    -----------
 Income before income taxes                     4,802,000     3,645,000      8,935,000      6,610,000
 Provision for income taxes                     1,921,000     1,458,000      3,574,000      2,644,000
                                              ===========   ===========    ===========    ===========
 Net income                                   $ 2,881,000   $ 2,187,000    $ 5,361,000    $ 3,966,000
                                              ===========   ===========    ===========    ===========

 Net income per share data:

      Basic earnings per share                $      0.16   $      0.13    $      0.30    $      0.23
      Diluted earnings per share                     0.14          0.11           0.26           0.20

 Weighted average common shares outstanding:
      Basic                                        18,144        17,341         18,113         17,241
      Diluted                                      20,458        19,947         20,460         19,908



         The accompanying notes are an integral part of the consolidated financial statements


                            TRANSITION SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                 SIX MONTHS ENDED
                                                          ---------------------------
                                                             MARCH 31,      MARCH 31,
                                                               1998           1997
                                                          -------------   -----------
Cash flows from operating activities:
     Net income                                            $ 5,361,000    $ 3,966,000
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                        857,000        786,000
          Other                                                               (91,000)
          Tax benefit from stock option exercises               71,000      1,492,000
     Changes in operating assets and liabilities:
          Increase in accounts receivable                     (522,000)    (1,850,000)
          Increase in other current assets                  (1,160,000)      (379,000)
          Decrease in deferred tax asset                            --      1,409,000
          Increase (decrease) in accounts payable            1,374,000       (153,000)
          (Decrease) increase in accrued expenses           (2,027,000)       874,000
          Increase (decrease) in taxes payable               1,563,000     (1,151,000)
          Increase in deferred revenue                         234,000        365,000
                                                           -----------    -----------

          Net cash provided by operating activities          5,751,000      5,268,000

Cash flows used by investing activities:
     Purchases of investments                                       --       (250,000)
     Purchases of property and equipment                      (610,000)      (432,000)
     Additions to capitalized software costs                  (349,000)      (355,000)
     Additions to intangible assets                           (196,000)      (159,000)
     Equity investment                                              --     (6,000,000)
                                                           -----------    -----------

          Net cash used by investing activities             (1,155,000)    (7,196,000)

Cash flows provided by (used by) financing activities:
     Exercise of options                                       285,000        513,000
     Proceeds from employee stock purchase plan                 42,000             --
     Other                                                          --        (10,000)

          Net cash provided by financing activities            327,000        503,000

Net increase (decrease) in cash and cash equivalents         4,923,000     (1,425,000)
Cash and cash equivalents - beginning of period             58,485,000     51,505,000
                                                           ===========    ===========
Cash and cash equivalents - end of period                  $63,408,000    $50,080,000
                                                           ===========    ===========



         The accompanying notes are an integral part of the consolidated financial statements

                            TRANSITION SYSTEMS, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated, which adjustments, consist only of adjustments of a normal, recurring nature. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 1997 which are contained in the Company's Annual Report on Form 10-K for such fiscal year. The results of operations for the three and six months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 1998.

2.   EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding, and diluted earnings per share reflects the potential dilution from assumed conversions of all dilutive securities such as stock options. A reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is shown below.


                                     For the three months ended March 31, 1998          For the three months ended March 31, 1997
                                                                      Per Share                                           Per Share
                                      Income           Shares          Amount             Income            Shares         Amount
                                    -------------------------------------------         -------------------------------------------
BASIC EPS
Net income                          $2,881,000       18,144,000        $ 0.16           $2,187,000        17,341,000       $ 0.13
                                                                       ------                                              ------
EFFECT OF DILUTIVE SECURITIES
Warrants                                                240,000                                              215,000
Dilutive securities                                   2,074,000                                            2,391,000
                                                      ---------                                          -----------
DILUTED EPS
Income to common stockholders
     and assumed conversions        $2,881,000       20,458,000        $ 0.14           $2,187,000        19,947,000       $ 0.11
                                    ----------       ----------        ------           ----------        ----------       ------


                                       For the six months ended March 31, 1998            For the six months ended March 31, 1997
                                                                      Per Share                                           Per Share
                                      Income           Shares          Amount             Income            Shares         Amount
                                    -------------------------------------------         -------------------------------------------
BASIC EPS
Net income                          $5,361,000       18,113,000        $ 0.30           $3,966,000        17,241,000       $ 0.23
                                                                       ------                                              ------
EFFECT OF DILUTIVE SECURITIES
Warrants                                                242,000                                              213,000
Dilutive securities                                   2,105,000                                            2,454,000
                                                      ---------                                          -----------
DILUTED EPS
Income to common stockholders
     and assumed conversions        $5,361,000       20,460,000        $ 0.26           $3,966,000        19,908,000       $ 0.20
                                    ----------       ----------        ------           ----------        ----------       ------

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

RESULTS OF OPERATIONS

REVENUES

The Company's total revenues increased 28.1% to $12.6 million for the three months ended March 31, 1998 from $9.8 million for the same period in the prior year. For the six months ended March 31, 1998, total revenues increased 28.3% to $23.5 million from $18.3 million for the same six month period in the prior year. Software and implementation revenue increased 31.4% to $9.2 million for the three months ended March 31, 1998 from $7.0 million for the same period in the prior year and increased 31.4% to $16.9 million for the six months ended March 31, 1998 from $12.9 million for the same period in the prior year. The increase in software and implementation revenue was due primarily to continued market penetration of the Company's products and increased add-on software sales to its existing customer base. Maintenance revenue increased 19.6% to $3.3 million for the three months ended March 31, 1998 from $2.8 million for the same period in the prior year, and increased 21.0% to $6.6 million for the six months ended March 31, 1998 from $5.4 million for the same period in the prior year. The growth in maintenance revenue is attributable to the growth in the Company's installed base and number of supported products.

COST OF REVENUE

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

Cost of software and implementation revenues increased 28.7% to $3.2 million for the three months ended March 31, 1998 from $2.5 million for the same period in the prior year. For the six months ended March 31, 1998, cost of software and implementation revenues increased 27.6% to $6.0 million from $4.7 million for the same period last year. The increase in spending was primarily due to a net increase of 30 people in the Company's implementation and client service staff offset by a decrease in professional implementation consulting expense. As a percentage of software and implementation revenue, cost of software and implementation revenues decreased to 34.3% from 35.1% for the three months ended March 31, 1998 and March 31, 1997, respectively and decreased to 35.2% from 36.2% for the six months ended March 31, 1998 and March 31, 1997. The decrease as a percentage of revenue is a result of increased productivity of the Company's implementation staff.

Cost of maintenance revenues was essentially unchanged at $0.7 million for the three months ended March 31, 1998 and 1997, and increased 6.1% to $1.4 million for the six months ended March 31, 1998 from $1.3 million for the same period in the prior year. The increase in spending was primarily due to increased maintenance fees payable to third party software suppliers. As a percentage of maintenance revenue, cost of maintenance revenues decreased to 21.4% from 24.2% for the three months ended March 31, 1998 and March 31, 1997, respectively, and decreased to 21.6% from 24.6% for the six months ended March 31, 1998 and March 31, 1997, respectively. As a percent of revenue, cost of maintenance revenue decreased due to the maturation of the Company's products reducing support needs.

RESEARCH AND DEVELOPMENT

Research and development expense increased 74.6% to $1.5 million for the three months ended March 31, 1998 from $0.9 million for the same period in the prior year. For the six months ended March 31, 1998, research and development expenses increased 63.5% to $2.9 million from $1.8 million for the same period in the prior year. As a percentage of revenues, research and development expense increased to 12.3% from 9.0% for the three months ended March 31, 1998 and March 30, 1997, respectively, and increased to 12.3% from 9.6% for the six months ended March 31, 1998 and March 30, 1997, respectively. The increase was primarily due to a net increase of 16 people in the Company's research and development staff and increased professional consulting expense to support new product development.

SALES AND MARKETING

Sales and marketing expense increased 26.0% to $2.1 million for the three months ended March 31, 1998 from $1.7 million for the same period in the prior year, and increased 29.6% to $3.9 million for the six months ended March 31, 1998 from $3.0 million for the same period in the prior year. The increase was primarily associated with the growth of the sales and marketing organization to support the Company's expanding product lines. As a percentage of revenues, sales and marketing expense decreased to 16.8% for the three months ended March 31, 1998 from 17.1% for the three months ended March 31, 1997 and increased slightly to 16.8% from 16.6% for the six months ended March 31, 1998 and March 31, 1997 respectively.

GENERAL AND ADMINISTRATIVE

General and administrative expense remained constant at $1.0 million for the three months ended March 31, 1998 and 1997, and decreased 9.0% to $1.8 million for the six months ended March 31, 1998 from $2.0 million for the same period in the prior year. The decrease in spending was primarily due to a decrease in professional services expense during the period. As a percentage of revenues, general and administrative expense decreased to 7.7% from 10.7% for the three months ended March 31, 1998 and March 31, 1997, respectively, and decreased to 7.9% from 11.1% for the six months ended March 31, 1998 and March 31, 1997, respectively. The decrease as a percent of revenue is attributable to increased efficiencies of the Company's administrative functions.

INTEREST INCOME

Interest income for the three months ended March 31, 1998 was $0.7 million, compared to $0.6 million for the same period in the prior year. During the six months ended March 31, 1998, the Company had $1.5 million in interest income compared to $1.1 million in interest income for the same period in the prior year. The increase is attributable to the interest generated on higher cash balances during fiscal 1998.

PROVISION FOR INCOME TAXES

The Company's effective income tax rate remained constant at 40.0% for the three and six months ended March 31, 1998 and March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $63.4 million at March 31, 1998 from $58.5 million at September 30, 1997. The increase is attributable primarily to cash generated from operating activities of $5.7 million offset by investments in capital equipment.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

               At the Annual Meeting of Stockholders of the Company on February 10, 1998 the shareholders elected Patrick T. Hackett and Peter W. Van Etten to three-year terms as Class II directors of the Company. The number of votes cast with respect to each nominee or proposal were as follows:

                                                             AUTHORITY    ABSTENTIONS AND
                                             FOR             WITHHELD     BROKER NON-VOTES
                                             ---             ---------    ----------------
          1.  Election of Directors
              Patrick T. Hackett             16,023,878      135,633           --
              Peter W. Van Etten             16,030,972      128,539           --


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

          27      Financial Data Schedules


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

                                    Transition Systems, Inc.
                                    (Registrant)


Dated: May 15, 1998                 /s/ Robert F. Raco
                                    --------------------------------------------
                                    Robert F. Raco
                                    President, Chief Executive Officer
                                    (principal executive officer)


Dated: May 15, 1998                 /s/ Paula J. Malzone
                                    --------------------------------------------
                                    Paula J. Malzone
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)