Form 10-Q
period 1998-06-30
TRANSITION SYSTEMS INC
filed 1998-08-14
CIK 1009301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
[X]              Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended June 30, 1998 or

[ ]             Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
              For the Transition Period from _________ to _________


                         COMMISSION FILE NUMBER 0-28182
                                                -------

                            TRANSITION SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          MASSACHUSETTS                           04-2887598
          ----------------------------            ----------------------
          (State or other jurisdiction            (I.R.S. Employer
          of incorporation)                       Identification Number)

                  ONE BOSTON PLACE, BOSTON, MASSACHUSETTS 02108
                  ---------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (617) 723-4222
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES X  NO
                                     ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    OUTSTANDING AT
                      CLASS                         AUGUST 5, 1998
                      -----                         --------------

                  COMMON STOCK,                       18,029,095
                  $.01 PAR VALUE                          SHARES

                  NON-VOTING COMMON STOCK,               356,262
                  $.01 PAR VALUE                          SHARES

                            TRANSITION SYSTEMS, INC.
               FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 1998

                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------
                          PART I. FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS:

        Consolidated Balance Sheets as of
        June 30, 1998 (unaudited) and September 30, 1997.................. 3

        Consolidated Statements of Operations for the Three Months and
        Nine Months Ended June 30, 1998 (unaudited)
        and June 30, 1997 (unaudited)..................................... 4

        Consolidated Statements of Cash Flows for the Nine Months
        Ended June 30, 1998 (unaudited) and June 30, 1997 (unaudited)..... 5

        Notes to Interim Consolidated Financial Statements................ 6

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS......................................... 7

                           PART II. OTHER INFORMATION

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K.................................. 10

SIGNATURES................................................................ 11

                            TRANSITION SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                           JUNE 30,      SEPTEMBER 30,
                                                            1998             1997
                                                         -----------     -------------
ASSETS                                                   (unaudited)
Current assets:
     Cash and cash equivalents                           $65,179,000      $58,485,000
     Accounts receivable, net                             19,662,000       19,339,000
     Other current assets                                  1,179,000          696,000
     Deferred income taxes                                   853,000          853,000
                                                         -----------      -----------

          Total current assets                            86,873,000       79,373,000
                                                         -----------      -----------

Property and equipment, net                                1,638,000        1,357,000
Capitalized software costs, net                            1,410,000        1,411,000
Purchased technology, net                                  1,219,000        1,376,000
Intangible assets, net                                       674,000          302,000
Equity investment                                          6,000,000        6,000,000
                                                         -----------      -----------

          Total assets                                   $97,814,000      $89,819,000
                                                         ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                    $ 1,334,000      $   279,000
     Accrued expenses                                      3,717,000        6,680,000
     Income taxes payable                                  2,871,000        1,476,000
     Deferred revenue                                      7,676,000        7,369,000
                                                         -----------      -----------
          Total current liabilities                       15,598,000       15,804,000
                                                         -----------      -----------

Deferred income taxes                                        496,000          496,000
                                                         -----------      -----------

          Total liabilities                              $16,094,000      $16,300,000
                                                         -----------      -----------

Commitments

Stockholders' equity:
     Common stock                                            179,000          177,000
     Non-voting common stock                                   4,000            4,000
     Non-voting common stock warrant                         395,000          395,000
     Additional paid-in capital                           47,778,000       46,717,000
     Retained earnings                                    33,364,000       26,226,000
                                                         -----------      -----------

          Total stockholders' equity                      81,720,000       73,519,000
                                                         -----------      -----------

          Total liabilities and stockholders' equity     $97,814,000      $89,819,000
                                                         ===========      ===========


    The accompanying notes are an integral part of the consolidated financial statements

                            TRANSITION SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                     -----------------------------       -----------------------------
                                                       JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                                         1998              1997              1998              1997
                                                     -----------       -----------       -----------       -----------
Revenues:
     Software and implementation                     $ 6,946,000       $ 9,651,000       $23,881,000       $22,537,000
     Maintenance                                       3,509,000         2,919,000        10,065,000         8,338,000
                                                     -----------       -----------       -----------       -----------
          Total revenues                              10,455,000        12,570,000        33,946,000        30,875,000
                                                     -----------       -----------       -----------       -----------

Cost of revenues:
     Software and implementation                       3,230,000         2,623,000         9,190,000         7,293,000
     Maintenance                                         708,000           726,000         2,125,000         2,062,000
Research and development                               1,556,000           948,000         4,435,000         2,709,000
Sales and marketing                                    2,077,000         2,023,000         6,023,000         5,067,000
General and administrative                               712,000           965,000         2,561,000         2,996,000
                                                     -----------       -----------       -----------       -----------
          Total operating expenses                     8,283,000         7,285,000        24,334,000        20,127,000
                                                     -----------       -----------       -----------       -----------

Income from operations                                 2,172,000         5,285,000         9,612,000        10,748,000
Interest income                                          790,000           651,000         2,285,000         1,798,000
                                                     -----------       -----------       -----------       -----------
Income before income taxes                             2,962,000         5,936,000        11,897,000        12,546,000
Provision for income taxes                             1,185,000         2,374,000         4,759,000         5,018,000
                                                     -----------       -----------       -----------       -----------
Net income                                           $ 1,777,000       $ 3,562,000       $ 7,138,000       $ 7,528,000
                                                     ===========       ===========       ===========       ===========

Net income per share data:

     Basic earnings per share                        $      0.10       $      0.20       $      0.39       $      0.43
     Diluted earnings per share                             0.09              0.18              0.35              0.38


Weighted average common shares outstanding
 (in thousands):

     Basic                                                18,232            17,511            18,153            17,333
     Diluted                                              20,454            19,880            20,459            19,900


    The accompanying notes are an integral part of the consolidated financial statements

                            TRANSITION SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                            NINE MONTHS ENDED
                                                                      ----------------------------
                                                                        JUNE 30,        JUNE 30,
                                                                          1998             1997
                                                                      -----------      -----------
Cash flows from operating activities:
     Net income                                                       $ 7,138,000      $ 7,528,000
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                 1,329,000        1,195,000
          Other                                                                            (92,000)
          Tax benefit from stock option exercises                         467,000        2,162,000
     Changes in operating assets and liabilities:
          Increase in accounts receivable                                (323,000)      (4,140,000)
          Increase in other current assets                               (483,000)        (161,000)
          Decrease in deferred tax asset                                       --        1,409,000
          Increase (decrease) in accounts payable                       1,055,000         (289,000)
          (Decrease) increase in accrued expenses                      (2,963,000)       1,428,000
          Increase in taxes payable                                     1,395,000          468,000
          Increase in deferred revenue                                    307,000          323,000
                                                                      -----------      -----------
          Net cash provided by operating activities                     7,922,000        9,831,000

Cash flows used by investing activities:
     Purchases of investments                                                  --         (250,000)
     Purchases of property and equipment                                 (904,000)        (699,000)
     Additions to capitalized software costs                             (524,000)        (537,000)
     Additions to intangible assets                                      (396,000)        (212,000)
     Equity investment                                                         --       (6,000,000)
                                                                      -----------      -----------
          Net cash used by investing activities                        (1,824,000)      (7,698,000)

Cash flows provided by (used by) financing activities:
     Exercise of options                                                  495,000          760,000
     Proceeds from employee stock purchase plan                           101,000               --
     Other                                                                     --          (12,000)
                                                                      -----------      -----------
          Net cash provided by financing activities                       596,000          748,000

Net increase in cash and cash equivalents                               6,694,000        2,881,000
Cash and cash equivalents - beginning of period                        58,485,000       51,505,000
                                                                      ===========      ===========
Cash and cash equivalents - end of period                             $65,179,000      $54,386,000
                                                                      ===========      ===========


    The accompanying notes are an integral part of the consolidated financial statements

                            TRANSITION SYSTEMS, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated, which adjustments, consist only of adjustments of a normal, recurring nature. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 1997 which are contained in the Company's Annual Report on Form 10-K for such fiscal year. The results of operations for the three and nine months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 1998.

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

                                    For the three months ended June 30, 1998           For the three months ended June 30, 1997
                                                                       Per Share                                          Per Share
                                    Income           Shares               Amount       Income            Shares              Amount
                                    --------------------------------------------       --------------------------------------------

BASIC EPS
Net income                          $1,777,000       18,232,000        $0.10           $3,562,000        17,511,000       $0.20
                                                                       -----                                              -----

EFFECT OF DILUTIVE SECURITIES
Warrants                                                238,000                                             210,000
Dilutive securities                                   1,984,000                                           2,159,000
                                                     ----------                                          ----------

DILUTED EPS
Income to common stockholders
     and assumed conversions        $1,777,000       20,454,000        $0.09           $3,562,000        19,880,000       $0.18
                                    ----------       ----------        -----           ----------        ----------       -----


                                    For the nine months ended June 30, 1998            For the nine months ended June 30, 1997
                                                                       Per Share                                          Per Share
                                    Income           Shares               Amount       Income            Shares              Amount
                                    --------------------------------------------       --------------------------------------------

BASIC EPS
Net income                          $7,138,000       18,153,000        $0.39           $7,528,000        17,333,000       $0.43
                                                                       -----                                              -----

EFFECT OF DILUTIVE SECURITIES
Warrants                                                240,000                                             212,000
Dilutive securities                                   2,066,000                                           2,355,000
                                                     ----------                                          ----------

DILUTED EPS
Income to common stockholders
     and assumed conversions        $7,138,000       20,459,000        $0.35           $7,528,000        19,900,000       $0.38
                                    ----------       ----------        -----           ----------        ----------       -----

For the three and nine months ended June 30, 1998, 350,000 and 300,000 options were excluded from the computation of diluted EPS. In addition, for the three and nine months ended June 30, 1997, 179,400 and 30,000 options were excluded from the computation of diluted EPS. These options were excluded because the effect would have been antidilutive for the period and could potentially dilute basic EPS in the future.

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

RESULTS OF OPERATIONS

REVENUES

The Company's total revenues decreased 17% to $10.5 million for the three months ended June 30, 1998 from $12.6 million for the same period in the prior year. For the nine months ended June 30, 1998, total revenues increased 10% to $33.9 million from $30.9 million for the same nine month period in the prior year. Software and implementation revenue decreased 28% to $6.9 million for the three months ended June 30, 1998 from $9.7 million for the same period in the prior year and increased 6% to $23.9 million for the nine months ended June 30, 1998 from $22.5 million for the same period in the prior year. The decrease in software and implementation revenue for the quarter was due primarily to a decrease in contract signings. This decrease was due to delays in closing several large transactions due to various market conditions. Maintenance revenue increased 20% to $3.5 million for the three months ended June 30, 1998 from $2.9 million for the same period in the prior year, and increased 21% to $10.1 million for the nine months ended June 30, 1998 from $8.3 million for the same period in the prior year. The growth in maintenance revenue is attributable to the growth in the Company's installed base and the number of supported products.

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

Cost of software and implementation revenues increased 23% to $3.2 million for the three months ended June 30, 1998 from $2.6 million for the same period in the prior year. For the nine months ended June 30, 1998, cost of software and implementation revenues increased 26% to $9.2 million from $7.3 million for the same period last year. The increase in spending was primarily due to a net increase of 22 people in the Company's implementation and client service staff offset by a decrease in third-party software costs related to the decrease in associated revenue. As a percentage of software and implementation revenue, cost of software and implementation revenues increased to 46% from 27% for the three months ended June 30, 1998 and June 30, 1997, respectively and increased to 38% from 32% for the nine months ended June 30, 1998 and June 30, 1997. The increase as a percentage of revenue is a result of increased costs of implementation staff without a corresponding increase in related revenues.

Cost of maintenance revenues was essentially unchanged at $0.7 million and $2.1 million for the three and nine months ended June 30, 1998 and 1997, respectively. As a percentage of maintenance revenue, cost of maintenance revenues decreased to 20% from 25% for the three months ended June 30, 1998 and June 30, 1997, respectively, and decreased to 21% from 25% for the nine months ended June 30, 1998 and June 30, 1997, respectively. As a percent of revenue, cost of maintenance revenue decreased due to the maturation of the Company's products reducing support needs.

RESEARCH AND DEVELOPMENT

Research and development expense increased 64% to $1.6 million for the three months ended June 30, 1998 from $0.9 million for the same period in the prior year. For the nine months ended June 30, 1998, research and development expenses increased 64% to $4.4 million from $2.7 million for the same period in the prior year. As a percentage of revenues, research and development expense increased to 15% from 8% for the three months ended June 30, 1998 and June 30, 1997, respectively, and increased to 13% from 9% for the nine months ended June 30, 1998 and June 30, 1997, respectively. The increase was primarily due to a net increase of 18 people in the Company's research and development staff and increased professional consulting expense to support new product development. The increase as a percentage of revenue is a result of increased costs of research and development staff without a corresponding increase in related revenues.

SALES AND MARKETING

Sales and marketing expense increased 3% to $2.1 million for the three months ended June 30, 1998 from $2.0 million for the same period in the prior year, and increased 19% to $6.0 million for the nine months ended June 30, 1998 from $5.1 million for the same period in the prior year. The increase was primarily associated with the growth of the sales organization and marketing programs to support the Company's expanding product lines. As a percentage of revenues, sales and marketing expense increased to 20% for the three months ended June 30, 1998 from 16% for the three months ended June 30, 1997 and increased to 18% from 16% for the nine months ended June 30, 1998 and June 30, 1997 respectively. The increase as a percentage of revenue is a result of increased costs of sales staff without a corresponding increase in related revenues.

GENERAL AND ADMINISTRATIVE

General and administrative expense decreased 26% to $0.7 million for the three months ended June 30, 1998 from $1.0 million for the same period in the prior year, and decreased 15% to $2.6 million for the nine months ended June 30, 1998 from $3.0 million for the same period in the prior year. The decrease in spending was primarily due to a reduction in performance related compensation expenses during the period as a result of the decrease in revenue. As a percentage of revenues, general and administrative expense decreased to 7% from 8% for the three months ended June 30, 1998 and June 30, 1997, respectively, and decreased to 8% from 10% for the nine months ended June 30, 1998 and June 30, 1997, respectively. The decrease as a percent of revenue on a year to date basis is attributable to increased efficiencies of the Company's administrative functions.

INTEREST INCOME

Interest income for the three months ended June 30, 1998 was $0.8 million, compared to $0.6 million for the same period in the prior year. During the nine months ended June 30, 1998, the Company had $2.3 million in interest income compared to $1.8 million in interest income for the same period in the prior year. The increase is attributable to the interest generated on higher cash balances during fiscal 1998.

PROVISION FOR INCOME TAXES

The Company's effective income tax rate remained constant at 40.0% for the three and nine months ended June 30, 1998 and June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $65.2 million at June 30, 1998 from $58.5 million at September 30, 1997. The increase is attributable primarily to cash generated from operating activities of $7.9 million offset by investments in capital equipment of $900 thousand.

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

(a)  EXHIBITS

        EXHIBIT
         NUMBER   DESCRIPTION
        -------   -----------

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

                                    Transition Systems, Inc.
                                    (Registrant)

Dated: August 14, 1998              /s/ Robert F. Raco
                                    --------------------------------------------
                                    Robert F. Raco
                                    President, Chief Executive Officer
                                    (principal executive officer)

Dated: August 14, 1998              /s/ Paula J. Malzone
                                    --------------------------------------------
                                    Paula J. Malzone
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)