Form 10-K
period 1998-09-30
TRANSITION SYSTEMS INC
filed 1998-12-29
CIK 1009301

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         COMMISSION FILE NUMBER 0-28182

                            TRANSITION SYSTEMS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

    MASSACHUSETTS                                         04-2887598
    ---------------------------------                     ----------------------
    (State or Other Jurisdiction                          (I.R.S. Employer
    of Incorporation or Organization)                     Identification Number)

    ONE BOSTON PLACE, BOSTON, MASSACHUSETTS               02108
    ----------------------------------------              ----------
    (Address of Principal Executive Offices)              (Zip Code)

    Registrant's Telephone Number, including Area Code:   (617) 723-4222
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As of December 15, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately 133,934,685, based on the last sale price of such stock on such date, as reported by the Nasdaq National Market. For purposes of the foregoing calculation, the Company has assumed that each director, executive officer and beneficial owner of 5% or more of the voting stock of the Company is an affiliate. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of December 15, 1998, there were 18,047,762 outstanding shares of common stock, $.01 par value per share (the "Common Stock"), and 356,262 shares of non-voting common stock, $.01 par value per share (the "Non-Voting Common Stock").

                     DOCUMENTS INCORPORATED BY REFERENCE

   Certain portions of the registrant's Definitive Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

   RISK OF NONCONSUMMATION OF ECLIPSYS MERGER. On October 29, 1998 the Company entered into an Agreement and Plan of Merger with Eclipsys Corporation ("Eclipsys") pursuant to which the Company is expected to merge with a wholly-owned subsidiary of Eclipsys (the "Merger"). Special meetings of the stockholders of the Company and of Eclipsys to approve the Merger have been scheduled for December 30, 1998. Assuming the Merger is approved by the stockholders of the Company and of Eclipsys, it is expected to be consummated on December 31, 1998 or as soon as practicable thereafter. Although the Company believes that the stockholders of the Company and of Eclipsys will approve the Merger, there can be no assurance that this will be the case. The Company has invested substantial effort and resources in preparing for the Merger. Failure of the Merger to occur as planned for any reason would have a material adverse effect on the business, prospects and financial condition and results of operations of the Company. In addition, if the Merger were not to proceed as planned, the Company and its business would be subject to a number of additional risks and uncertainties, including those described in the following paragraphs.

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

   LONG SALES AND IMPLEMENTATION CYCLES. The Company's sales process is often subject to delays associated with the lengthy approval process that typically accompanies a customer's significant capital expenditures. The sales cycle for new accounts typically ranges from six to 12 months or more. During this process, the Company expends substantial time, effort and funds demonstrating the product, preparing a contract proposal and negotiating the contract. Any failures by the Company to procure a signed agreement after expending significant time, effort and funds could have a material adverse effect on the Company's business, financial condition and results of operations. Even after an agreement has been signed, the implementation of the Company's software products generally requires a significant commitment of resources by the Company and by the customer. Full implementation of the Company's software system at a customer site typically takes from three to twelve months.

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

   DEPENDENCE ON A LIMITED NUMBER OF PRODUCTS. The Company derived a significant portion of its revenues in fiscal 1998 from a limited number of products and services and expects this pattern to continue in future years. Most of this revenue is expected to derive from licenses of the Company's core Transition II system, a limited number of other add-on products and services related to Transition II, and the Company's new Transition IV product. As a result, the reduction, delay or cancellation of orders for this product would have a material adverse effect on the Company's business, financial condition and results of operations.

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

   INTENSELY COMPETITIVE MARKET. The market for health care information systems and services is intensely competitive and rapidly evolving. The Company competes directly with vendors of decision support systems for health care providers, a number of which are larger than the Company. Other vendors of health care information systems, including vendors currently targeting decision support systems for payors, may enter the markets in which the Company competes. The Company also faces competition from internal management information systems departments of large hospital networks, some of which have developed or may develop financial and clinical outcomes management systems or other cost control solutions. The Company believes that the principal competitive factors influencing the market for its products include vendor and product reputation, product architecture, functionality and features, ease of use, rapidity of implementation, quality of customer support, product performance and price. There can be no assurance that the Company will be able to compete successfully with respect to any of these factors. Moreover, many of the Company's current and prospective competitors have substantially greater financial, technical, managerial, sales, marketing and other resources than the Company and may be able to respond more effectively to new or emerging technologies and changes in customer requirements, initiate or withstand significant price decreases or devote greater resources to the development, promotion and sale of their products than the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase their ability to offer products that address the needs of the Company's customers. New competitors or new alliances among competitors may emerge and quickly acquire market share. Competition may result in significant price reductions, decreased gross margins, loss of market share and reduced acceptance of the Company's products. The Company has on occasion experienced price pressure attributable to competition. There can be no assurance that the Company will be able to compete successfully in the future or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1B. Business -- Research and Product Development" and "-- Competition."

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

   RISKS ASSOCIATED WITH SIGNIFICANT GOVERNMENT CONTRACT. The Company derived approximately 7.0%, 5.2%, 5.1% of its revenues in fiscal 1996,1997, and 1998 respectively, from a single contract, with subsequent modifications, entered into with the United States Department of Veterans Affairs (the "VA"). There can be no assurance that the VA will continue to purchase the Company's products and services in similar amounts. Changes in the VA's procurement priorities or significant reductions or delays in procurement of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the VA cannot make all the payments required under the contract without the appropriation of the necessary funds through the Congressional budget process. Shutdowns of the United States government could lead to delays in the procurement process and could contribute to a failure to appropriate funds. There can be no assurance that the VA will not exercise its contractual right to terminate the contract at will or that the necessary funds will be appropriated.

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

   DEPENDENCE ON THIRD-PARTY TECHNOLOGY LICENSES. The Company's products are dependent upon licenses for certain technology from a number of third-party vendors, including Computer Corporation of America (CCA), Oracle Corporation, Sterling Software (United States of America), Inc., HealthVISION, Inc. The Company also has licences from HCIA Inc. ("HCIA") and Premier, Inc. for certain database management systems ("DBMSs"), other software components and clinical benchmarking data. Most of these licenses expire within one to four years, can be renewed only by mutual consent and may be terminated if the Company breaches the terms of the license and fails to cure the breach within a specified period of time. There can be no assurance that such licenses will continue to be available to the Company on commercially reasonable terms, if at all. The loss of or inability to maintain any of these licenses could result in the discontinuation of, or delays or reductions in, product shipments unless and until equivalent technology is identified, licensed and integrated with the Company's software. Any such discontinuation, delay or reduction would have a material adverse effect on the Company's business, financial condition and results of operations. Most of the Company's third-party licenses, including its license from New England Medical Center, Inc. ("NEMC") for the original version of the Transition I software, are non-exclusive, and there can be no assurance that the Company's competitors will not obtain licenses to and utilize such technology in competition with the Company. There can be no assurance that the vendors of technology utilized in the Company's products will continue to support such technology in its current form, nor can there be any assurance that the Company will be able to modify its own products to adapt to changes in such technology. In addition, there can be no assurance that financial or other difficulties that may be experienced by such third-party vendors will not have a material adverse effect upon the technologies incorporated in the Company's products, or that, if such technologies become unavailable, the Company will be able to find suitable alternatives.

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

   YEAR 2000 ISSUES. The Company's software license agreements generally contain warranties concerning the Year 2000 compliance of the licensed product. The Company has tested the products it has developed internally and believes that, with the exception of its Transition for Quality product (for which the Company expects to release a fully Year 2000 compliant version in early 1999), the current release of each of its internally developed products is Year 2000 compliant. The Company includes in its products certain software licensed from third-party vendors. The Company has not yet completed its evaluation of the Year 2000 compliance of all such third-party software. For example, the Company has not yet verified that Uniface, licensed from Compuware Corporation, is Year 2000 compliant. In order to use the Company's products customers must themselves license software, including certain operating system and database management system software, from third-party vendors such as Microsoft Corporation and Oracle Corporation. Not all such third-party software may be fully Year 2000 compliant. For example, Microsoft Corporation has not certified that its Windows NT operating system is Year 2000 compliant. The Company has also evaluated the Year 2000 compliance of its critical internal software systems, including its financial, payroll and human resources systems and its telephone switch, and believes, based in part on certification from the vendors of such systems, that such systems are Year 2000 compliant. The Company does not expect to incur material costs in completing its Year 2000 assessment and remediation program. However, the discovery of previously undetected Year 2000 defects in the Company's products (including those licensed from third-party vendors), in third-party software required for customers to use the Company's products or in its internal software systems could damage the Company's business.

   Apprehension in the marketplace over Year 2000 compliance issues may lead businesses, including customers of the Company, to defer significant capital investments in information technology programs and software. They could elect to defer those investments either because they decide to focus their capital budgets on the expenditures necessary to bring their own existing systems into compliance or because they wish to purchase only software with a proven ability to process data after 1999. If these deferrals are significant, the Company may not achieve expected revenue or earnings levels.

ITEM 1B.  BUSINESS

Transition Systems, Inc. (the "Company" or "TSI") provides management information technology to hospitals, integrated delivery networks, physician groups and other healthcare organizations. Using TSI products, these organizations are able to increase efficiency, improve quality of care and lower the cost of care delivery. TSI product lines span the health care organization's information technology needs, providing data integration services, master person identifier solutions, disease management products and a clinical data repository as well as enterprise-wide financial, operational and clinical decision support.

INDUSTRY BACKGROUND

Pressure by employers, health insurers and government payors to control health care costs is driving a movement towards managed care and new forms of reimbursement for health care providers. These new managed care reimbursement models, including capitation, case rates, per diems and other fixed payment arrangements, are shifting the financial risk of providing care from payors to providers. Payors are also demanding that providers differentiate their services by demonstrating quality of care. These and other pressures are leading to industry consolidation and the formation of multi-entity provider networks, including integrated delivery networks.

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

The existing information systems installed in most provider organizations were developed to meet the needs of providers in a fee-for-service environment. These systems are typically transaction-based departmental systems (e.g., laboratory, pharmacy, radiology and nursing) focused on recording billing information for a single department. They are suitable primarily for collecting financial data, rather than for analyzing clinical and operational information. Existing departmental systems generally have been designed to operate as stand-alone systems and typically are limited in their ability to share data. Because these legacy systems do not integrate clinical, operational and financial data across the enterprise, they do not provide the information TSI believes is necessary for managers or clinicians to evaluate the cost of care by patient, clinical specialty or episode of care. Further, these systems were designed mainly to capture charges in a fee-for-service environment, rather than to lower costs, improve utilization and demonstrate quality.

PRODUCTS

TSI's initial product, Transition I, was introduced in 1985. Since 1985, TSI has developed new products on a regular basis. All TSI products extend the core concepts of management information, accountability and control. These products are based on the foundation of providing information technology tools that enable healthcare organizations to: analyze past clinical, operational and financial practices; model new approaches for the future; transform those models into actionable plans; and measure actual practice against those plans. Recent additions to the TSI product lines have extended these capabilities to include disease-specific tools that focus on improving the day-to-day efficiency and effectiveness of care providers as well as the real-time measurement of clinical protocols. TSI data sources have also expanded to include clinical data repository technology.

     The focus of TSI products is to empower the enterprise with information that can be used to change and improve the clinical and financial performance of the organization. More than 1,100 healthcare organizations in the United States and abroad have chosen TSI as their information technology solution to support their ongoing improvement efforts.

     TSI's current product offerings are as follows:

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

     Enterprise Manager Series, formerly known as Transition II for Integrated Delivery Systems, contains several different components that meet the needs of emerging integrated delivery networks. This product incorporates the functionality of Transition II and extends it across multiple entities. It also adds capabilities designed to meet the special needs of integrated delivery networks, such as analyses focusing on groups of patient-members and their associated health care activities. Different types of members can be categorized, for example, by disease type, age, sex, insurance product or employer.

     Enterprise Manager Series includes tools to: (i) measure and monitor the cost and quality of care longitudinally and determine where in a provider network appropriate care can be provided most cost effectively; (ii) manage the financial risks of capitation; (iii) provide risk pool accounting and management both centrally and to physician groups; (iv) manage physician panels and determine panel sizing; (v) centrally identify and consolidate multiple patient identifiers across an enterprise and resolve them to a common master patient index; (vi) manage populations by identifying detailed characteristics and demographics, risk factors or chronic conditions, patient outcome status, and HEDIS and HEDIS-like indicators; and (vii) link physician and hospital billing information with the ability to view utilization, revenue and profitability by physician only, hospital only, and combined physician and hospital.

     Enterprise Person Identifier. This product is a vendor-neutral enterprise master person index that uniquely identifies and cross-references patient, person, or member identification numbers to link information stored in disparate systems. This product is increasingly essential for an organization delivering care at multiple sites to produce complete and accurate billing statements by capturing and correctly linking all visits and related charges incurred by patients throughout the network, regardless of the source of the data. This capability is also a necessary foundation for enterprise clinical systems, such as clinical data repositories and electronic patient records.

     Dictionary Manager. Dictionary Manager enables users to input a change to semi-static data tables or dictionaries just once, and have that change immediately reflected in all designated systems automatically. Changes to the charge masters, the addition of new physicians to the users staff, and the elimination of an insurance provider are all updated and maintained accurately and automatically by Dictionary Manager.

     Transition IV. Transition IV, TSI's next generation of decision support solutions, extends the capabilities of Transition II by providing access to real-time clinical information that can be used to enhance the quality of patient care. Transition IV creates a domain of information to improve a healthcare organization's ability to perform care analysis, care planning, care support, and opportunity analysis. Transition IV provides a single desktop that incorporates the HealthVISION real time clinical data repository with the clinical and financial planning and analysis capabilities of Transition II. Transition IV is comprised of five additive levels of packaging to enable initial purchases or upgrades to any level. Among other benefits and features, Transition IV:

     - Provides detailed clinical information to use for process improvement

     - Minimizes re-work through real-time alerts

     - Provides real-time collection of clinical data through live HL7 feeds

     - Improves patient outcomes through timely intervention

     - Incorporates financial information in analysis and alerts

     - Provides Web-enabled physician desktop

     - Provides ease of access to timely data, such as laboratory test results

     Transition For Quality. TSI's Transition for Quality product offers tools that complement the analytical power of Transition II's clinical component and provides on-line case management. With Transition for Quality, an organization can define a broad range of quality issues and identify cases for review and follow up based on outcome measures and variance from critical paths. Using this information, the organization can concurrently monitor the progress and outcomes of cases and intervene in response to automatic alerts. In addition, Transition for Quality provides healthcare organizations with compliance tools to comply with the Joint Commission on Accreditation of Healthcare Organizations' Oryx initiative.

     Transition Perspective and Clinical ABCs. These benchmarking products offered in conjunction with products of Premier Inc. and HCIA, Inc., respectively, enable Transition II customers to use external benchmarking data to further support their process improvement efforts.

     Vital Oncology. This product, developed by TSI's subsidiary, Vital Software, automates the clinical processes unique to medical oncology while enhancing the quality of care. Vital Oncology significantly increases the productivity of physicians and nurses, reduces the likelihood of error, and improves patient care.

SERVICES AND SUPPORT

     Implementation Assistance. Almost all new sales of products and many sales of add-on products include implementation assistance. Implementation is carried out by a team of specialists overseeing the process on-site. Implementation of Transition II typically takes from six to twelve months.

     Software Maintenance Contracts. TSI offers software maintenance contracts for all software products. Under these contracts, TSI provides ongoing support, including updates and enhancements to the software modules and telephone access to a Help Desk staffed by an experienced team of support professionals.

     Consulting Services. TSI also offers post-implementation consulting services intended to assist customers in maximizing the benefits available through the use of the Transition family of products. TSI's staff can assess performance of the customer's system and advise the customer on its growing needs. While these services do not currently constitute a major source of revenue, TSI believes they have the potential to grow in importance.

     Integration Services. TSI offers data extraction services to develop the conversion protocols necessary to obtain data feeds from an organization's source systems, so as to enable data from these source systems to be integrated with data from TSI applications. Typical extractions are from general ledger, payroll, admission/discharge/transfer, medical records abstracting, patient billing and various departmental systems. TSI also supports the installation of real time HL7 interfaces.

CUSTOMERS

     TSI's customers include a broad range of hospitals, integrated delivery networks, managed care organizations and physician practices in the United States and around the world. TSI's products are installed at more than 1,100 customer sites.

TECHNOLOGY

     TSI has products deployed on both two-tier client/server and three-tier client/server/server architectures. Each of the products utilizes the architecture strategy best suited for the data access requirements inherent to each product. This enables TSI to provide the power and flexibility of distributed data and processing combined with a wide range of user platforms. For example, each of Transition II, the Enterprise Manager Series and Transition IV comprises a broad range of integrated applications that draw from a central repository of patient-level clinical and financial data. They feature an open, three-tiered client/server/server architecture that includes, at the client level, a Microsoft Windows-compliant point-and-click interface. TSI believes these features differentiate these products from other available decision support products.

     Multiple Platforms. TSI's products are designed to operate with a variety of hardware platforms, operating systems and database management systems. This strategy enables TSI to provided a practical and affordable solution for small and mid-size group health plans and community hospitals as well as large teaching hospitals and vertically-integrated health care delivery networks. Microsoft Windows (3.1, 95, 98 and NT) is the client standard for all products. Transition II host tier options include IBM 370/390 mainframes running the Model 204 DBMS, IBM AS/400s with DB2/400 and UNIX servers (Hewlett-Packard HP9000 and IBM RS/6000) running the Oracle DBMS. The application tier requires an Intel based processor. The Enterprise Manager Series of products utilizes the Transition II architecture with a SQL Server component for specific population studies. Transition for Quality is offered on both the HP9000 and the RS/6000 running either Oracle or Sybase. Transition IV repository options include UNIX servers (HP9000, RS/6000) running either the Oracle, Sybase or Informix DBMS. The Transition IV application tier is an Intel processor running NT with the SQL Server DBMS. Vital Oncology utilizes an Intel processor running NT with the SQL Server DBMS.

     Three-Tiered Client/Server/Server Architecture. Transition II and Transition IV, together with the Enterprise Manager Series, employ a three-tiered computing architecture in which workstations (clients) and host-servers share the work of managing and processing information. This client/server environment allows a user to realize greater processing efficiency at a lower cost than traditional terminal/host or PC-LAN configurations.

     The Data Server tier pulls data from an organization's disparate transaction system databases and other data sources and batch processes it daily into a value-added data repository. This tier performs the processing necessary to calculate unit costs, reimbursement, quality indicators and critical path variances. The system incorporates a variety of communications protocols, together with data interfaces developed during the system implementation process, to extract data from the disparate databases throughout an organization in which transnational cost, process and outcomes information is stored, allowing the organization to preserve its existing investment in information technology.

     The Application Server, the middle tier, performs the value-added data integration, storage and access required to support the clinical and financial analysis of the data. This tier runs on Windows NT and requires the SQL Server DBMS. The Application Server relies on direct data feeds from the Data Server tier and provides SQL-compliant database structures to integrate other data sources and to handle ad-hoc queries among all tiers of the architecture.

     The Client tier performs on-line clinical and financial analysis through a Microsoft Windows-compliant point-and-click interface. The Transition II, Enterprise Manager Series and Transition IV applications were developed using Microsoft's Visual Basic and Visual C++ development environments and are compatible with Windows 3.1, 3.11, Windows '95, Windows '98, Windows NT and other operating environments supported by the Microsoft Foundation Classes. The architecture has been expanded to incorporate a Visual Basic rapid development strategy exploiting Microsoft's ActiveX, COM/DCOM and Web enabling directions. With Transition II, the Enterprise Manager Series and Transition IV, there is no need to layer a separate executive information system on top of the application. Instead, the product includes a graphical, mouse-driven user interface which allows even inexperienced users to navigate through intuitive screens and windows of information, to select the information to be reviewed at various levels of detail and to transform numerical data into charts and graphs. The system can be customized to set user preferences, display styles and sorting parameters, enabling users to develop their own objects and applications.

     The system provides tightly coupled interfaces to CCA Model 204, DB2/400, Oracle and Microsoft SQL Server databases. Additionally, each of Transition II, the Enterprise Manager Series and Transition IV system integrates external data through compliance with the ODBC (Open Database Connectivity) and OLE 2.0 (Object Linking and Embedding) protocols. ODBC provides standard SQL connectivity to a variety of SQL-compliant relational and non-relational databases, while the OLE 2.0 protocol provides a display, update and editing environment for Windows programs such as Microsoft Excel, Microsoft Word and PC SAS. As a result, additional data from a customer's legacy systems can be used in its native form without the need for data import.

SALES AND MARKETING

     At September 30, 1998, TSI had a direct sales force of 23, consisting of 19 direct sales persons and four sales management executives organized in two geographic regions covering the United States and Canada. TSI's direct sales and sales management personnel are compensated through salaries plus commissions based on quarterly and annual quotas. TSI also sells through distributors based in New Zealand, Australia and the Netherlands. Distributors provide local support for implementations and ongoing maintenance support.

     TSI uses periodic newsletters and press releases, participation in trade shows, direct mail and telemarketing to generate and pursue leads. Company employees also speak at health care industry conferences and publish case studies and articles. TSI sponsors annual user group conferences at which customers can learn about TSI's new product offerings and exchange information about their own experiences with TSI's products. TSI's May 1998 user group conference attracted approximately 1,300 attendees.

BACKLOG

     At September 30, 1997 and 1998, the Company's backlog was $17.5 million and $16.3 million, respectively. The Company includes in backlog all unrecognized revenue attributable to signed contracts for software sales and implementation and deferred revenue associated with maintenance contracts. The Company had $7.1 million and $7.9 million of deferred revenue associated with maintenance contracts at September 30, 1997 and 1998, respectively. Of its backlog of $16.3 million at September 30, 1998, the Company estimates that approximately 90% will be recognized as revenue during the twelve-month period following such date. There can be no assurance, however, that orders included in backlog will generate revenues in the amount estimated or that such revenues will be recognized during the specified twelve-month period.

COMPETITION

     The market for health care information systems and services is intensely competitive and rapidly evolving. TSI competes directly with other vendors of decision support systems to health care providers. Other vendors of health care information systems, including vendors currently targeting decision support systems for payors, may enter the markets in which TSI competes. TSI also faces competition from internal management information systems departments of large hospital networks, many of which have developed or may develop financial and clinical outcomes management systems or other cost control solutions. TSI believes that the principal competitive factors influencing the market for its products include vendor and product reputation, product architecture, functionality and features, ease of use, rapidity of implementation, quality of customer support, product performance and price. Competition may result in significant price reductions, decreased gross margins, loss of market share and lack of acceptance of TSI's products. There can be no assurance that

TSI will be able to compete successfully in the future or that competition will not have a material adverse effect on TSI's business, financial condition and results of operations.

RESEARCH AND PRODUCT DEVELOPMENT

     TSI's products consist primarily of internally-developed software. In addition, TSI has incorporated in its products DBMSs, graphical user interfaces, and other software developed by third-party vendors. TSI believes that the timely development of new products and enhancements to existing products is essential to maintaining its competitive position in the market and positioning itself as an innovator. Since TSI's inception in 1985, TSI has developed and released functionality upgrades as well as new products on a yearly basis.

     TSI's current research and development efforts include expanding the capabilities of Transition IV and extending the Vital Oncology product to additional disease-specific applications. In addition, enhancements are planned for the Enterprise Person Identifier, Dictionary Manager and Transition for Quality products.

     TSI's research and development activities are conducted in its Boston office. As of September 30, 1998, its research and development staff consisted of 63 employees. TSI's total research and development expenditures were $4.6 million in fiscal 1997.

INTELLECTUAL PROPERTY

     TSI's ability to compete effectively depends to a significant extent on its ability to protect its proprietary information. TSI relies primarily on trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights.

     TSI generally enters into confidentiality agreements with its consultants, key employees and sales representatives and generally controls access to and distribution of its software and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use TSI's products or technology without authorization or to develop similar technology independently. Although TSI intends to defend its intellectual property, there can be no assurance that the steps taken by TSI to protect its proprietary information will be adequate to prevent misappropriation of its intellectual property or that TSI's competitors will not independently develop software that is substantially equivalent or superior to TSI's software.

     TSI is subject to the risk of alleged infringement by it of the intellectual property rights of others. Although TSI is not currently aware of any material infringement claims with respect to TSI's current or future products, there can be no assurance that third parties will not assert such claims or that any such claims will not require TSI to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms. Furthermore, litigation may be necessary to enforce TSI's intellectual property rights, to protect TSI's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on TSI's business, financial condition and results of operations.

EMPLOYEES

     As of September 30, 1998, TSI had 216 full-time employees, including 98 in operations, 63 in research and development, 36 in sales and marketing and 19 in general administration and finance.

     TSI believes its future success will depend in large part upon the continued service of its key technical and senior management personnel and upon TSI's continuing ability to attract and retain highly-qualified technical and managerial personnel. Competition for highly-qualified personnel is intense and there can be no assurance that TSI will be able to retain its key managerial and technical employees or that it will be able to attract and retain additional highly-qualified technical and managerial personnel in the future. None of the Company's employees is represented by a labor union. TSI has not experienced any work stoppage and considers its relationships with its employees to be good.

ITEM 2.  PROPERTIES

     TSI's principal offices occupy approximately 27,000 square feet of office space in Boston, Massachusetts under a lease expiring in August 2000. TSI also leases space for offices in Arizona, California, Georgia, Illinois, Pennsylvania and Texas. TSI believes that its existing facilities will be adequate to meet its currently anticipated requirements and that, if additional space is needed, such space will be available on acceptable terms.

ITEM 3.  LEGAL PROCEEDINGS

     TSI is not a party to any material litigation, and is not aware of any pending or threatened litigation that would have a material adverse effect on TSI or its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended September 30, 1998.

                                   PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

   Since April 18, 1996, the Company's Common Stock has been publicly traded on the Nasdaq National Market under the symbol "TSIX." The following table sets forth, for the quarterly periods indicated, the high and low sale price per share of Common Stock as reported on the Nasdaq National Market:

                                                     HIGH      LOW
                                                    ------   ------

Fiscal Year ended September 30, 1998:

    First Quarter                                   $23.88   $17.75

    Second Quarter                                  $24.88   $17.38

    Third Quarter                                   $24.25   $ 9.94

    Fourth Quarter                                  $13.25   $ 6.38

HOLDERS OF RECORD

   As of December 15, 1998, there were 30 holders of record of the Common Stock and one holder of record of the Non-Voting Common Stock. The number of record holders of the Common Stock is not representative of the number of beneficial holders because many shares are held by depositories, brokers or other nominees.

DIVIDENDS

   The Company has never declared or paid any cash dividends on its Common Stock. The Company's bank line of credit generally prohibits the payment of cash dividends to stockholders. Also, the Company currently intends to retain its earnings, if any, to fund its business and therefore does not anticipate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

No securities were sold by the Company during the fiscal year ended September 30, 1998 which were not registered under the Securities Act.

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

                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                 FISCAL YEAR ENDED
                                -------------------------------------------------------------------------------------
                                SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 24,     SEPTEMBER 24,
                                         1998              1997              1996              1995              1994
                                -------------------------------------------------------------------------------------

Revenue                               $43,951           $44,565           $34,269           $27,386           $24,497

Income before income taxes and
  extraordinary items                  14,762            12,948            10,611             9,975             8,521

Provision for income taxes              5,905             7,629             4,324             4,349             3,407

Net income before extraordinary
  item                                  8,857             5,319             6,287             5,626             5,114

Extraordinary item:

Loss on early extinguishment of
  debt                                     --                --             2,149                --                --

Net income                              8,857             5,319             4,138             5,626             5,114

Series A non-voting preferred
  stock dividends                          --                --               593                --                --

Net income allocable to common
  stockholders                        $ 8,857           $ 5,319           $ 3,545           $ 5,626           $ 5,114
                                      -------           -------           -------           -------           -------

Total assets                          $99,864           $89,819           $74,284           $27,737           $20,274

Working capital                        73,548            63,568            55,672            14,207             8,207

Long-term debt                             --                --                21                --                --

Stockholders' equity                  $84,272           $73,519           $60,633           $16,192           $10,566

(1) The Company has never declared or paid cash dividends on the Common Stock.

ITEM 7

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

     This discussion and analysis contains certain forward-looking statements. These forward-looking statements represent TSI's beliefs, expectations and intentions concerning future events, including, without limitation, financial matters, plans and objectives of management for future operations, products and services, the future economic performance of TSI, and the assumptions underlying such beliefs, expectations and intentions. Such statements are not guaranties of future performance, and involve certain risks and uncertainties that could cause TSI's future results to differ materially from those expressed in any forward-looking statements made by or on behalf of TSI. Many of such factors are beyond TSI's ability to control or predict. Readers are accordingly cautioned not to place undue reliance on forward-looking statements. TSI disclaims any intent or obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise. These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, those discussed above under the heading "Risk Factors" at page 2.

OVERVIEW

     TSI provides management information technology to hospitals, integrated delivery networks, physician groups and other health care organizations. Using TSI products, these organizations are able to increase efficiency, improve quality of care and lower the cost of care delivery. TSI product lines span the health care organization's information technology needs, providing data integration services, master person identifier solutions, disease management products and a clinical data repository as well as enterprise-wide financial, operational and clinical decision support. TSI was founded in 1985 and has been profitable in each fiscal year since 1987.

     TSI's revenues are derived from sales of software licenses and related implementation services and of software maintenance. The software and implementation revenues associated with the licensing and installation of TSI's products at an individual customer site typically range from $0.1 million to $1.2 million. Software maintenance contracts are sold separately at the time of the initial software license sale and are generally renewable annually. Annual software maintenance fees range from 15% to 18% of the initial software license fee for the product and provide a source of recurring revenue for TSI.

     Software and implementation revenues are accounted for using the percentage of completion method, and revenue is recognized as contract milestones are reached. The implementation process generally takes from three to twelve months. The length of time required to complete an implementation depends on many factors outside the control of TSI, including the state of the customer's existing information systems and the customer's ability to commit the personnel and other resources necessary to complete elements of the implementation process for which the customer is responsible. Revenue attributable to a contract milestone is recognized upon certification by the customer that the milestone has been met. As a result, TSI may be unable to predict accurately the amount of revenue it will recognize in any period in connection with the sale of its products. The payment terms of a contract may provide that the amount of the contract price that TSI is entitled to bill upon achievement of a milestone is less than the revenue recognized by TSI in connection with the achievement of that milestone. In such cases, the excess of the revenue recognized over the amount billed is included in accounts receivable as an "unbilled account receivable." Software maintenance fees, which are generally received annually in advance, are recorded as deferred revenue on TSI's balance sheet and are recognized as revenue ratably over the life of the contract. See Notes 2 and 3 of Notes to Consolidated Financial Statements of TSI.

     Cost of software and implementation revenue consists primarily of the cost of third-party software that is resold by TSI or included in TSI's products, personnel costs, the cost of related benefits, travel and living expenses, costs of materials and other costs related to the installation and implementation of TSI's products, and amortization of capitalized software development costs. Cost of maintenance revenue consists primarily of maintenance fees payable by TSI associated with the third-party software included in TSI's products and personnel costs incurred in providing maintenance and technical support services to TSI's customers.

     TSI's research and development expenses consist primarily of personnel-related costs, including employee salaries and benefits and payments to consultants. TSI capitalizes certain software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalized software costs are amortized over the life of the product (generally three years) and amounts amortized are included in cost of software and implementation revenue. Capitalized software as a percentage of total research and development expense has declined from 17.2% in fiscal 1996 to 15.3% in fiscal 1997 and 10.6% in fiscal 1998. In each of fiscal 1996, 1997 and 1998, TSI capitalized $0.7 million of software development costs, while amortization of capitalized software development costs in such years amounted to $0.8 million, $0.7 million and $0.7 million, respectively.

     In January 1996, TSI repurchased from New England Medical Center and the other stockholders of TSI 87.4% of the shares of common stock then issued and outstanding on a fully diluted basis for an aggregate purchase price of approximately $111.4 million (the "Recapitalization"). The principal purpose of this transaction was to provide liquidity for the existing stockholders of TSI while permitting them to retain an ownership interest in TSI. The transaction has been accounted for by TSI as a leveraged recapitalization. To finance the repurchase of these shares, TSI issued to Warburg, Pincus Ventures, L.P. and NationsBank Investment Corporation ("NIC") shares of preferred stock for an aggregate of $55.0 million. TSI also issued to NIC Senior Subordinated Notes in the aggregate principal amount of $10.0 million and a related warrant and made borrowings of $40.0 million under a term loan and a revolving credit facility. In April 1996, TSI completed an initial public offering of 6,900,000 shares of its common stock, which generated net proceeds of $114.4 million. The outstanding balance of these borrowings was repaid in full and all outstanding Series A non-voting preferred stock was redeemed upon the closing of the initial public offering.

     In July 1996, TSI acquired substantially all of the outstanding stock and a note held by a selling principal of Enterprising HealthCare, Inc. ("Enterprising HealthCare"), based in Tucson, Arizona, for a total purchase price of approximately $1.8 million in cash. Enterprising HealthCare provides system integration products and services for the health care market. The acquisition was accounted for under the purchase method with the results of Enterprising HealthCare included from the date of acquisition. Purchased technology costs of $1.6 million are being amortized on a straight-line basis over seven years. Pro forma results of operations have not been presented, as the effect of this acquisition on the financial statements was not material.

     In January 1997, TSI acquired a 19.5% ownership interest in HealthVISION for $6.0 million in cash. HealthVISION is a Santa Rosa, California provider of electronic medical record software. Its products include CareVISION, a patient-centered clinical data repository and lifetime patient record system, which is expected to constitute an integral component of TSI's Transition IV product. On December 3, 1998, TSI completed its acquisition of the remaining capital stock of HealthVISION not already owned by TSI. See "-- Subsequent Events" below.

     In September 1997, TSI acquired all the outstanding shares of Vital Software Inc. ("Vital"), a privately held developer of products that automate the clinical processes unique to medical oncology. The purchase price was approximately $6.3 million, which was comprised of $2.7 million in cash and 252,003 shares of TSI's common stock with a value of $3.6 million. The purchase price was allocated entirely to purchased research and development. See Note 16 of Notes to Consolidated Financial Statements of TSI.

RESULTS OF OPERATIONS

     The following table sets forth certain revenue and expense data as a percentage of TSI's total revenues for each period presented:

                                                                FISCAL YEAR ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                              1996    1997    1998
                                                              -----   -----   -----
Revenues:
  Software and implementation...............................   72.5%   74.1%   68.8%
  Maintenance...............................................   27.5    25.9    31.2
                                                              -----   -----   -----
          Total revenues....................................  100.0   100.0   100.0
                                                              -----   -----   -----
Cost of revenues:
  Software and implementation...............................   21.4    23.2    28.1
  Maintenance...............................................    9.2     6.4     6.7
Research and development....................................    9.7     8.7    13.5
Sales and marketing.........................................   13.2    15.5    18.0
General and administrative..................................    6.9     8.7     7.4
Compensation charge.........................................    8.8      --      --
Acquired in-process research and development................     --    14.1      --
                                                              -----   -----   -----
Total operating expenses....................................   69.2    76.6    73.7
Income from operations......................................   30.8    23.4    26.3
Net interest income.........................................    0.2     5.6     7.3
Income before income taxes and extraordinary item...........   31.0    29.0    33.6
Provision for income taxes..................................   12.6    17.1    13.4
                                                              -----   -----   -----
Net income before extraordinary item........................   18.4    11.9    20.2
Extraordinary item:
  Loss on early extinguishment of debt, net of taxes........    6.3      --      --
                                                              -----   -----   -----
Net income..................................................   12.1    11.9    20.2
Series A non-voting preferred stock dividends...............    1.7      --      --
                                                              -----   -----   -----
Net income allocable to common stockholders.................   10.4%   11.9%   20.2%
                                                              =====   =====   =====

FISCAL YEARS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

     REVENUES. TSI's total revenues decreased 1.4%, to $44.0 million in 1998 from $44.6 million in 1997. Software and implementation revenues decreased 8.5% to $30.2 million in 1998, compared to $33.0 million in 1997. The decrease in software and implementation revenue is primarily due to TSI's failure to achieve planned levels of new system bookings. New system bookings were adversely impacted by an overall lengthening of the sales cycle. TSI believes the sales cycle was adversely affected by Year 2000 problems in healthcare legacy systems, which caused delays in the acquisition of new systems due to resource constraints. In addition, consolidation among healthcare providers has caused a lengthening of the purchasing cycle of most healthcare organizations due to management shifts and more complex approval processes. Maintenance revenue grew 18.9% to $13.7 million in 1998, compared to $11.6 million in 1997, due to continued growth in TSI's installed base of customers.

     COST OF REVENUES. Cost of software and implementation revenue increased 20.0% to $12.4 million (or 40.9% of software and implementation revenue) in 1998, from $10.3 million (or 31.2% of software and implementation revenue) in 1997. The increase is primarily due to costs associated with additional implementation staff and professional consultants as well as increased royalty costs for third-party software. Cost of maintenance revenue increased 3.4% to $2.9 million (or 21.4% of maintenance revenue) in 1998 from $2.8 million (or 24.6% of maintenance revenue) in 1997. The increase in cost of maintenance revenue is primarily due to the increase in the number of technical support staff necessary to support the growth in TSI's installed base.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 53.0% to $5.9 million in 1998 from $3.9 million in 1997. Research and development expenses as a percent of total revenue also increased to 13.5% in 1998, compared to 8.7% in 1997. The increase is primarily due to an increase in staff and increased professional consulting expense to support new product development, including Transition IV and Vital Oncology, without a corresponding increase in revenue.

     SALES AND MARKETING. Sales and marketing expenses increased 14.2% to $7.9 million in 1998, from $6.9 million in 1997. Sales and marketing expenses as a percent of total revenue also increased to 18.0% in 1998 from 15.5% in 1997. The increase in spending is primarily associated with the growth of the sales organization and marketing programs to support the expanding product lines.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 16.5% to $3.2 million in 1998, from $3.9 million in 1997. General and administrative expenses as a percent of total revenue also decreased to 7.4% in 1998 from 8.7% in 1997. The decrease in spending is primarily due to a reduction in performance related compensation expenses during the year as a result of the decrease in revenue.

     ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Acquired in-process research and development expense for 1997 includes a charge for purchased research and development of $6.3 million relating to the acquisition of Vital.

     NET INTEREST INCOME. Net interest income increased to $3.2 million in 1998 from $2.5 million in 1997. The increase in net interest income is attributable to the interest generated on higher cash balances during fiscal 1998.

     PROVISION FOR INCOME TAXES. TSI's effective income tax rate decreased to 40.0% in 1998 from 58.9% in 1997. The decrease was primarily due to the effect of the charge for in-process research and development associated with the acquisition of Vital, which was not deductible for tax purposes in fiscal year 1997. No such charge occurred in 1998.

FISCAL YEARS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

     REVENUES. TSI's total revenues increased 30.0% to $44.6 million in 1997, from $34.3 million in 1996. Software and implementation revenues grew 32.8% to $33.0 million in 1997, compared to $24.9 million in 1996. The growth in software and implementation revenue is primarily due to sales to new TSI customers, increased consolidation among existing customers which resulted in the sale of additional site licenses, and the expansion of TSI's product line which resulted in increased product sales to existing customers. Maintenance revenue grew 22.7% to $11.5 million in 1997, compared to $9.4 million in 1996, due to continued growth in TSI's installed base of customers.

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

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 17.0% to $3.9 million in 1997 from $3.3 million in 1996. The increase in spending is primarily a result of organizational changes which resulted in a net increase in the number of staff assigned to research and development roles. Research and development expenses as a percent of total revenue decreased slightly to 8.7% in 1997, compared to 9.7% in 1996. The decrease is primarily due to increased productivity from investments in technologies made in prior years and maturing of the core product lines. TSI expects that research and development expenses will increase as a percentage of revenue in future periods as new development projects are undertaken.

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

     COMPENSATION CHARGE. In fiscal 1996 TSI incurred a compensation charge of $3.0 million arising from its acquisition, in connection with the January 1996 Recapitalization, of shares of common stock issued to certain executive officers pursuant to the exercise of options.

     ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Acquired in-process research and development expense includes a charge for purchased research and development of $6.3 million relating to the acquisition of Vital in September 1997.

     NET INTEREST INCOME. Net interest income increased to $2.5 million in 1997 from $0.1 million in 1996. The increase in net interest income is primarily due to the repayment out of the proceeds of TSI's initial public offering in April 1996 of debt incurred in the January 1996 Recapitalization and interest earned on cash balances generated from operations and the balance of the proceeds of TSI's initial public offering.

     PROVISION FOR INCOME TAXES. TSI's effective income tax rate increased to 58.9% in 1997 from 40.6% in 1996, primarily due to the effect of the charge for in-process research and development associated with the acquisition of Vital, which is not deductible for tax purposes. The tax rate for 1997 without the effect of the charge for in-process research and development was 39.7%.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, TSI had cash and cash equivalents of $38.7 million and short term investments of $27.3 million, an increase of $7.5 million from the amount at September 30, 1997. The increase in cash and cash equivalents and short term investments was comprised primarily of net cash provided by operating activities of $10.0 million. Net cash provided by operating activities in fiscal 1998 was generated primarily from net income.

     TSI has an unsecured revolving line of credit in the amount of $15 million. The credit facility contains covenants setting minimum net worth, maximum leverage ratio and minimum net income requirements for TSI. There have been no amounts drawn on this line. Advances under the revolving line of credit bear interest, at TSI's election, either at a "base rate" or at a "eurodollar rate." The base rate is a floating rate equal to the greater of (a) the prime rate or
(b) the federal funds effective rate plus one-half of one percent (.50%). The eurodollar rate is equal to the sum of (x) a rate determined by reference to the then-current interbank offered rate for dollar-denominated eurodollar deposits, with certain adjustments, plus (y) one percent (1.0%).

     TSI believes available funds, cash generated from operations and its unused line of credit of $15 million will be sufficient to finance TSI's operations and planned capital expenditures for at least the next twelve months. There can be no assurance, however, that TSI will not require additional financing during that time or thereafter.

YEAR 2000 ISSUES

     TSI's software license agreements generally contain warranties concerning the Year 2000 compliance of the licensed product. TSI has tested the products it has developed internally and believes that, with the exception of its Transition for Quality product (for which TSI expects to release a fully Year 2000 compliant version in early 1999), the current release of each of its internally developed products is Year 2000 compliant. TSI includes in its products certain software licensed from third-party vendors. TSI has not yet completed its evaluation of Year 2000 compliance of all such third-party software. For example, TSI has not yet verified that Uniface, licensed from Compuware Corporation, is Year 2000 compliant. In order to use TSI's products customers must themselves license software, including certain operating system and database management system software, from third-party vendors such as Microsoft Corporation and Oracle Corporation. Not all such third-party software may be fully Year 2000 compliant. For example, Microsoft Corporation has not certified that its Windows NT operating system is Year 2000 compliant. TSI has also evaluated the Year 2000 compliance of its critical internal software systems, including its financial, payroll and human resources systems and its telephone switch, and believes, based in part on certification from the vendors of such systems, that such systems are Year 2000 compliant. TSI does not expect to incur material costs in completing its Year 2000 assessment and remediation program. However, the discovery of previously undetected Year 2000 defects in TSI's products (including those licensed from third-party vendors), in third-party software required for customers to use TSI's products or in its internal software systems could damage TSI's business. Also, apprehension in the marketplace over Year 2000 compliance issues has led and may in the future lead businesses, including customers of TSI, to defer significant capital investments in information technology programs and software. They could elect to defer those investments either because they decide to focus their capital budgets on the expenditures necessary to bring their own existing systems into compliance or because they wish to purchase only software with a proven ability to process data after 1999.

SUBSEQUENT EVENTS

     On October 29, 1998, TSI entered into the Merger Agreement pursuant to which a wholly-owned subsidiary of Eclipsys will be merged into TSI, with TSI becoming a wholly-owned subsidiary of Eclipsys.

     On December 3, 1998, TSI completed its acquisition of HealthVISION by acquiring the approximately 80.5% of the outstanding capital stock of HealthVISION not already owned by TSI for cash in the amount of $25.6 million plus assumed liabilities of $9.3 million, net of cash acquired, plus an earn-out of up to $10.8 million if specified financial milestones are met. The acquisition will be accounted for as a purchase. HealthVISION's total revenues for the year ended December 31, 1997 and for the nine-month period ended September 30, 1998, were approximately $9.2 million and $9.4 million, respectively. HealthVISION incurred net losses of $11.1 million and $6.0 million for such periods, respectively. At September 30, 1998, HealthVISION employed approximately 150 persons in seven offices in the United States, Canada and Australia.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. TSI will be required to adopt the standard in the first quarter of its 1999 fiscal year, and does not believe this statement will have a material effect on TSI's financial position or results of operations.

     In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information." Based on the management approach to segment reporting, SFAS No. 131 establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the countries in which the entity holds material assets and reports material revenue. TSI will be required to adopt the standard in the first quarter of its 1999 fiscal year, and does not believe this statement will have a material effect on TSI's financial disclosures.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for such instruments. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Currently, TSI has no such derivative holdings.

     On October 27, 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition." SOP 97-2 supersedes Statement of Position 91-1, "Software Revenue Recognition," and provides guidance on when and in what amounts revenue should be recognized for the licensing, selling, leasing, or marketing of computer software. SOP 97-2 is effective for transactions beginning in the first quarter of TSI's 1999 fiscal year. TSI is analyzing the impact of the SOP which may cause a deferral of revenue.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

The Company's Consolidated Financial Statements and Notes thereto as of September 30, 1998 and 1997 and for each of the three years in the period ended September 30, 1998 are listed in the Index to Financial Statements in Items 14(a)(1) and 14(a)(2) of this Form 10-K and appear at pages F-1 to F-17.

QUARTERLY RESULTS

The following table presents selected quarterly statement of operations data for each of the eight quarters in the period ended September 30, 1998. This data is unaudited but, in the opinion of the Company's management, reflect all adjustments that the Company considers necessary for a fair presentation of these data in accordance with generally accepted accounting principles. The quarterly results presented below are not necessarily indicative of future results of operations.

                        SELECTED QUARTERLY FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                 ---------------------------------------------------
                                                 DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,
STATEMENT OF OPERATIONS DATA                             1997        1998       1998           1998
----------------------------                     ---------------------------------------------------

Revenue                                               $10,915     $12,575    $10,455        $10,005
Income before income taxes                              4,133       4,802      2,962          2,866
Provision for income taxes                              1,653       1,921      1,185          1,146
Net income (loss)                                       2,480       2,881      1,777          1,720
Basic earnings per share                              $   .14     $  0.16    $  0.10        $   .09
Diluted earnings per share                            $   .12     $  0.14    $  0.09        $   .09


                                                                 THREE MONTHS ENDED
                                                 ---------------------------------------------------
                                                 DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,
STATEMENT OF OPERATIONS DATA                             1996        1997       1997            1997
----------------------------                     ---------------------------------------------------

Revenue                                                $8,486      $9,819    $12,570         $13,690
Income before income taxes                              2,965       3,645      5,936             402
Provision for income taxes                              1,186       1,458      2,374           2,611
Net income (loss)                                       1,779       2,187      3,562          (2,209)
Basic earnings (loss) per share                        $  .10      $ 0.13    $  0.20         $ (0.12)
Diluted earnings (loss) per share                      $  .09      $ 0.11    $  0.18         $ (0.11)



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information set forth under the captions "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders (the "Definitive Proxy Statement"), is incorporated herein by reference.

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

                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

   (1) Consolidated Financial Statements

                                                                           PAGE

    Report of Independent Accountants.....................................  F-1

    Consolidated Balance Sheets as of September 30, 1998 and
      1997................................................................  F-2

    Consolidated Statements of Operations for the years ended
      September 30, 1998, 1997 and 1996...................................  F-3

    Consolidated Statements of Cash Flows for the years ended
      September 30, 1998, 1997 and 1996...................................  F-4

    Consolidated Statements of Stockholders' Equity for the
      years ended September 30, 1998, 1997 and 1996.......................  F-5

    Notes to Consolidated Financial Statements............................  F-6

   (2) Financial Statement Schedules

   Financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements and Notes thereto.

   (3)Exhibits

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

 ****2.1 Agreement and Plan of Reorganization by and among HealthVISION, Inc. certain securityholders of HealthVISION, Inc., Transition Systems Inc. and HV Acquisition Corp. dated October 28, 1998

 ****2.2 Agreement and Plan of Merger among Eclipsys Corporation, Exercise Acquisition Corp. and Transition Systems Inc. dated October 29, 1998

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

    21.1    List of Subsidiaries of the Company

    23.1    Consent of PricewaterhouseCoopers LLP

    27.1    Financial Data Schedule for September 30, 1998 and year then ended

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

**** Incorporated by reference to the similarly numbered exhibit filed with the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 10, 1998.

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

(b)Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended September 30, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Transition Systems, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Transition Systems, Inc. at September 30, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                            PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
November 16, 1998

                            TRANSITION SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                   SEPTEMBER 30,
                                                           -----------------------------
                                                               1997            1998
                                                           -------------   -------------

                           ASSETS
Current assets:
  Cash and cash equivalents..............................     $58,485        $ 38,660
  Investments (Note 4)...................................          --          27,291
  Accounts receivable, net (Note 3)......................      19,339          18,994
  Other current assets...................................         696           1,483
  Deferred income taxes (Note 13)........................         853           1,960
                                                              -------        --------
     Total current assets................................      79,373          88,388
                                                              -------        --------
  Property and equipment, net (Note 5)...................       1,357           1,457
  Capitalized software costs, net........................       1,411           1,411
  Purchased technology (Note 16).........................       1,376           1,160
  Intangible assets, net.................................         302           1,448
  Investment (Note 6)....................................       6,000           6,000
                                                              -------        --------
     Total assets........................................     $89,819        $ 99,864
                                                              =======        ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................     $   279        $  1,168
  Accrued expenses.......................................       6,680           4,515
  Income taxes payable...................................       1,476           1,067
  Deferred revenue.......................................       7,369           8,090
                                                              -------        --------
     Total current liabilities...........................      15,804          14,840
                                                              -------        --------
  Deferred income taxes (Note 13)........................         496             752
                                                              -------        --------
     Total liabilities...................................      16,300          15,592
                                                              -------        --------
Commitments (Note 15)
Stockholders' equity (Notes 2 and 9):
  Common stock, $.01 par value; 30,000,000 shares
     authorized at September 30, 1997 and 1998;
     17,713,683 shares issued and outstanding at
     September 30, 1997; 18,029,095 shares issued and
     outstanding at September 30, 1998...................         177             180
  Non-voting common stock, $.01 par value; 1,000,000
     shares authorized at September 30, 1997 and 1998;
     356,262 shares issued and outstanding at September
     30, 1997 and 1998...................................           4               4
  Non-voting common stock warrant........................         395             395
  Additional paid-in capital.............................      46,717          48,610
  Retained earnings......................................      26,226          35,083
                                                              -------        --------
     Total stockholders' equity..........................      73,519          84,272
                                                              -------        --------
     Total liabilities and stockholders' equity..........     $89,819        $ 99,864
                                                              =======        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            TRANSITION SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                FISCAL YEAR ENDED SEPTEMBER 30,
                                               ---------------------------------
                                                 1996        1997        1998
                                               ---------   ---------   ---------

Revenues:
  Software and implementation................   $24,860     $33,017     $30,224
  Maintenance................................     9,409      11,548      13,727
                                                -------     -------     -------
     Total revenues..........................    34,269      44,565      43,951
                                                -------     -------     -------
Cost of revenues:
  Software and implementation................     7,341      10,313      12,371
  Maintenance................................     3,165       2,835       2,932
Research and development.....................     3,310       3,872       5,925
Sales and marketing..........................     4,506       6,922       7,907
General and administrative...................     2,365       3,884       3,245
Compensation charge..........................     3,024          --          --
Acquired in-process research and development
  (Note 16)..................................        --       6,292          --
                                                -------     -------     -------
     Total operating expenses................    23,711      34,118      32,380
                                                -------     -------     -------
Income from operations.......................    10,558      10,447      11,571
Interest income..............................     1,294       2,501       3,191
Interest expense.............................    (1,241)         --          --
                                                -------     -------     -------
Income before income taxes and
  extraordinary items........................    10,611      12,948      14,762
Provision for income taxes...................     4,324       7,629       5,905
                                                -------     -------     -------
Net income before extraordinary item.........     6,287       5,319       8,857
Extraordinary item:
  Loss on early extinguishment of debt
     (net of taxes of $1,492)................     2,149          --          --
                                                -------     -------     -------
       Net income............................   $ 4,138     $ 5,319     $ 8,857
                                                =======     =======     =======
Series A non-voting preferred stock
  dividends..................................       593          --          --
                                                -------     -------     -------
     Net income allocable to common
       stockholders..........................   $ 3,545     $ 5,319     $ 8,857
                                                =======     =======     =======
Income per Share (Note 2 and 9):
  Net income allocable to common
     stockholders............................   $ 3,545     $ 5,319     $ 8,857
     Basic income allocable per share........      0.27        0.31        0.49
     Diluted income allocable per share......      0.22        0.27        0.43
  Weighted average shares outstanding
     Basic...................................    13,214      17,435      18,210
     Diluted.................................    16,137      19,977      20,394

   The accompanying notes are an integral part of the consolidated financial statements.

                            TRANSITION SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                              FISCAL YEAR ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                1996       1997       1998
                                                              --------   --------   ---------

Cash flows from operating activities:
  Net income................................................  $  4,138   $  5,319   $   8,857
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Extraordinary item, gross...............................     3,642         --          --
    Write-off of in-process research and development........        --      6,292          --
    Deferred income taxes...................................    (1,640)     2,448        (851)
    Depreciation and amortization...........................     1,443      1,632       1,805
    Compensation charge in connection with the
      recapitalization......................................     3,024         --          --
    Compensation charge related to options granted..........        91        (91)         --
  Tax benefit from stock option exercises...................        --      2,770       1,201
  Changes in operating assets and liabilities net of effects from purchase of businesses:
    Accounts receivable.....................................    (1,789)    (5,921)        345
    Other current assets....................................      (963)     1,135        (359)
    Accounts payable........................................       (98)      (315)        889
    Accrued expenses........................................       243      2,388      (2,165)
    Due to affiliates.......................................        (9)        --          --
    Deferred revenue........................................     1,220      1,114         721
    Income taxes payable....................................       731       (539)       (409)
                                                              --------   --------   ---------
      Net cash provided by operating activities.............    10,033     16,232      10,034
                                                              --------   --------   ---------
Cash flows provided by (used by) investing activities:
  Purchase of investments...................................    (1,595)      (250)    (36,870)
  Maturities of investments.................................     3,164        250       9,329
  Sales of investments......................................     5,755         --         250
  Note from related party...................................        --         --        (428)
  Purchase of property and equipment........................      (572)      (911)       (951)
  Additions to capitalized software costs...................      (704)      (712)       (700)
  Additions to intangible assets............................      (124)      (217)     (1,184)
  Investment................................................        --     (6,000)         --
  Acquisition of businesses, net of cash acquired...........    (1,728)    (2,667)         --
                                                              --------   --------   ---------
      Net cash (used by) provided by investing activities...     4,196    (10,507)    (30,554)
                                                              --------   --------   ---------
Cash flows provided by (used by) financing activities:
  Proceeds from initial public offering.....................   114,429         --          --
  Issuance of Series A preferred stock......................    20,000         --          --
  Redemption of Series A preferred stock....................   (20,000)        --          --
  Payments of Series A preferred stock dividends............      (593)        --          --
  Proceeds from issuance of debt............................    49,605         --          --
  Early extinguishment of debt..............................   (50,000)        --          --
  Proceeds from issuance of Series B preferred stock........    33,612         --          --
  Proceeds from issuance of Series C preferred stock........     1,388         --          --
  Payment of fees related to recapitalization...............    (3,360)        --          --
  Purchase of common stock..................................  (111,410)        --          --
  Exercise of options.......................................       783      1,237         594
  Payments on note payable..................................        --         (9)         --
  Proceeds from stock purchase plan.........................        --         32         101
  Proceeds from warrants issued.............................       394         --          --
  Equity issuance costs.....................................    (1,416)        (5)         --
                                                              --------   --------   ---------
      Net cash provided by financing activities.............    33,432      1,255         695
                                                              --------   --------   ---------
Net increase (decrease) in cash and cash equivalents........    47,661      6,980     (19,825)
Cash and cash equivalents -- beginning of year..............     3,844     51,505      58,485
                                                              --------   --------   ---------
Cash and cash equivalents -- end of year....................  $ 51,505   $ 58,485   $  38,660
                                                              ========   ========   =========
Supplemental information:
  Income taxes paid.........................................  $  3,063   $  2,508   $   5,631
  Interest paid.............................................  $  1,119         --          --

   The accompanying notes are an integral part of the consolidated financial statements.

                            TRANSITION SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         NON-VOTING
                                                   COMMON STOCK         COMMON STOCK      NON-VOTING        TREASURY STOCK
                                                -------------------   ----------------   COMMON STOCK   -----------------------
                                                SHARES       AMOUNT   SHARES    AMOUNT     WARRANT      SHARES         AMOUNT
                                                ------       ------   ------    ------   ------------   ------         ------
Balance at September 30, 1995.................  30,060,000    $301                                       (1,670,000)  $  (1,471)
 Stock options exercised......................   1,320,191      13
 Repurchase of common stock in connection with
   the recapitalization.......................                                                          (28,592,404)   (108,386)
 Retirement of treasury shares................ (30,262,404)   (303)                                      30,262,404     109,857
 Issuance of common stock warrant.............                                               $395
 Issuance of common stock in initial public
   offering...................................   6,900,000      69
 Equity issuance costs........................
 Issuance of common stock with conversion of
   Series B convertible preferred stock.......   8,627,310      86
 Issuance of non-voting common stock with
   conversion of Series C convertible
   preferred stock............................                        356,262    $  4
 Compensation expense.........................
 Dividends on Series A non-voting preferred
   stock......................................
 Net income...................................
                                                ----------    ----    -------    ----        ----       -----------   ---------
Balance at September 30, 1996.................  16,645,097     166    356,262       4         395                --          --
                                                ----------    ----    -------    ----        ----       -----------   ---------
 Stock options exercised......................     813,371       8
 Issuance of common stock related to
   acquisition of Vital Software..............     252,003       3
 Issuance of common stock in connection with
   employee stock purchase plan...............       3,212      --
 Equity issuance costs........................
 Cancellation of compensatory stock option
   grants.....................................
 Income tax benefit from stock options
   exercised..................................
 Net income...................................
                                                ----------    ----    -------    ----        ----       -----------   ---------
Balance at September 30, 1997.................  17,713,683     177    356,262       4         395                --          --
                                                ----------    ----    -------    ----        ----       -----------   ---------
 Stock options exercised......................     307,770       3
 Issuance of common stock in connection with
   employee stock purchase plan...............       7,642
 Income tax benefit from stock options
   exercised..................................
 Net income...................................
                                                ----------    ----    -------    ----        ----       -----------   ---------
Balance at September 30, 1998.................  18,029,095    $180    356,262    $  4        $395                --   $      --
                                                ==========    ====    =======    ====        ====       ===========   =========


                                                ADDITIONAL                   TOTAL
                                                 PAID-IN     RETAINED    STOCKHOLDERS'
                                                 CAPITAL     EARNINGS       EQUITY
                                                ----------   --------    -------------
Balance at September 30, 1995.................                $17,362       $16,192
 Stock options exercised......................   $   770                        783
 Repurchase of common stock in connection with
   the recapitalization.......................                             (108,386)
 Retirement of treasury shares................  (109,554)                        --
 Issuance of common stock warrant.............                                  395
 Issuance of common stock in initial public
   offering...................................   114,360                    114,429
 Equity issuance costs........................    (1,416)                    (1,416)
 Issuance of common stock with conversion of
   Series B convertible preferred stock.......    33,526                     33,612
 Issuance of non-voting common stock with
   conversion of Series C convertible
   preferred stock............................     1,384                      1,388
 Compensation expense.........................        91                         91
 Dividends on Series A non-voting preferred
   stock......................................                   (593)         (593)
 Net income...................................                  4,138         4,138
                                                 -------      -------       -------
Balance at September 30, 1996.................    39,161       20,907        60,633
                                                 -------      -------       -------
 Stock options exercised......................     1,229                      1,237
 Issuance of common stock related to
   acquisition of Vital Software..............     3,622                      3,625
 Issuance of common stock in connection with
   employee stock purchase plan...............        32                         32
 Equity issuance costs........................        (6)                        (6)
 Cancellation of compensatory stock option
   grants.....................................       (91)                       (91)
 Income tax benefit from stock options
   exercised..................................     2,770                      2,770
 Net income...................................                  5,319         5,319
                                                 -------      -------       -------
Balance at September 30, 1997.................    46,717       26,226        73,519
                                                 -------      -------       -------
 Stock options exercised......................       591                        594
 Issuance of common stock in connection with
   employee stock purchase plan...............       101                        101
 Income tax benefit from stock options
   exercised..................................     1,201                      1,201
 Net income...................................                  8,857         8,857
                                                 -------      -------       -------
Balance at September 30, 1998.................   $48,610      $35,083       $84,272
                                                 =======      =======       =======

   The accompanying notes are an integral part of the consolidated financial statements.

                            TRANSITION SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF THE BUSINESS

     Transition Systems, Inc. (the "Company") is a leading provider of integrated clinical and financial decision support systems for hospitals, integrated delivery networks, physician groups and other healthcare organizations. The Company was founded in 1985 as a for-profit, majority-owned subsidiary of New England Medical Center, Inc. ("NEMC"). The Company was a majority-owned subsidiary of NEMC until the January 1996 leveraged recapitalization transaction (the "Recapitalization") described in Note 10.

NOTE 2.  SUMMARY OF ACCOUNTING POLICIES

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

     CAPITALIZED SOFTWARE COSTS

     Software development costs subsequent to the establishment of technological feasibility are capitalized. Capitalized internally developed software costs approximated $700,000 for fiscal years 1996, 1997 and 1998. Amortization of capitalized software costs, which begins with the general release of a product to customers, is included in cost of software and implementation revenues and amounted to approximately $767,000, $700,000 and $700,000 for the fiscal years ended 1996, 1997 and 1998, respectively. Amortization of capitalized software costs is provided on a product-by-product basis at the greater of the amount calculated on a straight-line basis over the estimated economic life of the products, generally three years, or the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. Accumulated amortization of software development costs was $4,116,000, $4,816,000 and $5,516,000 at the end of fiscal years 1996, 1997 and
1998, respectively.

     All other expenditures for research and development are charged to operations when incurred.

     PURCHASED TECHNOLOGY COSTS

     Purchased technology costs are carried at cost less accumulated amortization which is calculated on a straight-line basis over an estimated useful life of seven years. Accumulated amortization on purchased technology costs was $0, $275,000 and $491,000 at the end of fiscal years 1996, 1997 and 1998, respectively.

                            TRANSITION SYSTEMS, INC.

     INTANGIBLE ASSETS

     Intangible assets include the costs incurred to register trademarks, copyrights and related legal expenses, acquisition related costs, and debt issuance costs. Amortization is computed using the straight-line method over estimated useful lives ranging from three to five years.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

  Equipment...........................  3 to 5 years
  Furniture and fixtures..............  3 to 5 years
  Leasehold improvements..............  the lesser of the useful life or remaining lease term

     Maintenance and repair costs are expensed when incurred and betterments are capitalized. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income.

     REVENUE RECOGNITION

     The percentage of completion method is used by the Company primarily in connection with sales in which the customer is implementing the Company's core products for the first time. Add-on sales in which an existing customer licenses new modules or adds additional functionality generally do not involve substantial implementation effort and are recognized upon contract execution and shipment of the product. In fiscal 1996, the Company changed its method of recognizing software license revenue when associated with substantial implementation effort from percentage of completion based principally on costs incurred to percentage of completion based principally upon progress and performance as measured by achievement of contract milestones. The change in method was made in accordance with Accounting Principles Board Opinion No. 20 in contemplation of an initial public offering and in recognition of the Company's increased focus on providing a solution that combines software and implementation, as well as to facilitate the timely quarterly reporting requirements as a Securities and Exchange Commission ("SEC") registrant.

     Revenues from maintenance contracts are recognized ratably over the life of the service contract, generally twelve months. Deferred revenue relates primarily to these maintenance contracts.

     ADVERTISING AND PROMOTION EXPENSES

     All advertising and promotion costs are expensed as incurred. All contract procurement costs are included in sales and marketing expense and are expensed as incurred.

     INCOME TAXES

     Deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

     RISKS AND UNCERTAINTIES

     The Company sells its products primarily to hospitals and other health care institutions. The Company performs ongoing credit evaluations of its customers. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

                            TRANSITION SYSTEMS, INC.

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

     BASIC AND DILUTED NET INCOME PER SHARE

     The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," for the period ending September 30, 1998 and prior period amounts have been restated to conform to the provisions of this statement.

     Basic earnings per share is computed using the weighted average number of shares outstanding, and diluted earnings per share reflects the potential dilution from assumed conversions of all dilutive securities such as stock options. A reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is shown below.

                                                FISCAL YEAR ENDED SEPTEMBER 30,
                           --------------------------------------------------------------------------
                                           1996                                  1997
                           ------------------------------------   -----------------------------------
                                                      PER SHARE                             PER SHARE
                           INCOME         SHARES       AMOUNT       INCOME       SHARES      AMOUNT
                           ------         ------      ---------   ----------   ----------   ---------
BASIC EPS
  Net income.............  $3,545,000    13,214,433     $0.27     $5,319,000   17,434,729     $0.31

EFFECT OF DILUTIVE
  SECURITIES
  Warrants...............                   251,781                               220,749
  Dilutive stock
    options..............                 2,670,941                             2,321,616
                                        -----------                            ----------
DILUTED EPS
  Income to common
    stockholders.........  $3,545,000    16,137,155     $0.22     $5,319,000   19,977,094     $0.27
                           ----------    ----------     -----     ----------   ----------     -----

                             FISCAL YEAR ENDED SEPTEMBER 30,
                           -----------------------------------
                                          1998
                           -----------------------------------
                                                     PER SHARE
                             INCOME       SHARES      AMOUNT
                           ----------   ----------   ---------
BASIC EPS
  Net income.............  $8,857,000   18,210,050     $0.49

EFFECT OF DILUTIVE
  SECURITIES
  Warrants...............                  231,291
  Dilutive stock
    options..............                1,952,551
                                        ----------
DILUTED EPS
  Income to common
    stockholders.........  $8,857,000   20,393,892     $0.43
                           ----------   ----------     -----

     For the fiscal year ended September 30, 1996, basic and diluted earnings per share for income before extraordinary item were $0.37 and $0.32, respectively, and the impact to basic and diluted earnings per share of the extraordinary item was a reduction of $0.13 and $0.11, respectively.

     For the twelve months ended September 30, 1996, 1997 and 1998, 0, 330,000 and 626,000 options, respectively, were excluded from the computation of diluted EPS. These options were excluded because the effect would have been antidilutive for the period.

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB")issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. The Company will be required to adopt the

                            TRANSITION SYSTEMS, INC.

standard in the first quarter of its 1999 fiscal year, and does not believe this statement will have a material effect on the Company's financial position or results of operations.

     In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information." Based on the management approach to segment reporting, SFAS No. 131 establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the countries in which the entity holds material assets and reports material revenue. The Company will be required to adopt the standard in the first quarter of its 1999 fiscal year, and does not believe this statement will have a material effect on the Company's financial disclosures.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for such instruments. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Currently, the Company has no such derivative holdings.

     On October 27, 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition." SOP 97-2 supersedes Statement of Position 91-1, "Software Revenue Recognition," and provides guidance on when and in what amounts revenue should be recognized for the licensing, selling, leasing, or marketing of computer software. SOP 97-2 is effective for transactions beginning in the first quarter of the Company's 1999 fiscal year. The Company is analyzing the impact of the SOP which may cause a deferral of revenue.

NOTE 3.  ACCOUNTS RECEIVABLE

     At September 30, accounts receivable consisted of the following (in thousands):

                                                               1997      1998
                                                              -------   -------
Billed......................................................  $11,973   $10,862
Unbilled....................................................    7,541     8,332
                                                              -------   -------
                                                               19,514    19,194
Allowance for doubtful accounts.............................     (175)     (200)
                                                              -------   -------
                                                              $19,339   $18,994
                                                              =======   =======

     Unbilled accounts receivable arise from differences in the timing of revenue recognition and billing under the contract terms. Write-offs for bad debts for fiscal years 1996, 1997 and 1998 were $73,000, $102,000 and $166,000, respectively.

NOTE 4.  INVESTMENTS

     As of September 30, 1998, the Company has classified all investments as held to maturity. The securities totaled $27,291,000 as of September 30, 1998 and consist of federal agency obligations. The estimated fair value of each investment approximates the amortized cost plus accrued interest. Unrealized gains at September 30, 1998 were $71,000.

                            TRANSITION SYSTEMS, INC.

NOTE 5.  PROPERTY AND EQUIPMENT

     At September 30, property and equipment consisted of the following (in thousands):

                                                               1997       1998
                                                              -------    -------
Equipment...................................................  $ 3,537    $ 2,064
Furniture and fixtures......................................    1,079        372
Leasehold improvements......................................      355        356
                                                              -------    -------
                                                                4,971      2,792
Accumulated depreciation and amortization...................   (3,614)    (1,335)
                                                              -------    -------
                                                              $ 1,357    $ 1,457
                                                              =======    =======

     Depreciation expense for the fiscal years 1996, 1997 and 1998 was $514,000, $662,000 and $851,000 respectively. During fiscal 1998, the Company retired assets of $2,911,000 which had no book value.

NOTE 6.  INVESTMENT IN HEALTHVISION

     On January 31, 1997 the Company acquired a 19.5% ownership interest in HealthVISION, Inc. ("HealthVISION") for $6 million in cash. HealthVISION is a provider of electronic medical record software based in Santa Rosa, California. This investment is being accounted for on the cost basis. The Company holds an option to purchase the remaining outstanding shares of HealthVISION. This option expires on December 31, 1998 (See note 17.)

NOTE 7.  RELATED PARTY AGREEMENTS AND TRANSACTIONS

     The Company had an arrangement to reimburse NEMC for administrative services provided to the Company by employees of NEMC. Under this arrangement, the Company incurred expenses of $24,000 in fiscal year 1996. This arrangement was terminated as of January 24, 1996. Since that date, these administrative services have been performed internally by Company personnel. This change has not resulted in a material increase in the Company's costs.

     The Company obtained certain other services through NEMC, including health benefits for its employees, for which it incurred a total of $134,000 in operating expenses in fiscal year 1996. The Company discontinued this arrangement as of December 31, 1995, and arranged to provide comparable benefits directly to its employees. This change has not resulted in a material increase in the Company's cost of providing and administering these employee benefits.

     Additionally, the Company used the computer facilities of New England Medical Center Hospitals, Inc., an affiliate of NEMC, pursuant to a data processing agreement. This service was provided at a charge of $82,000 in fiscal year 1996. This service was discontinued in June 1996.

NOTE 8.  LINE OF CREDIT -- BANK

     On April 26, 1996, the Company entered into a $25 million unsecured revolving line of credit with a bank group led by NationsBank, N.A. as agent and as lender. The credit facility contains covenants setting minimum net worth, maximum leverage ratio and minimum net income requirements for the Company. On

                            TRANSITION SYSTEMS, INC.

September 20, 1996, the Company amended its total revolving credit commitment from $25 million to $15 million. There have been no amounts drawn on this line. Advances under the revolving line of credit bear interest, at the Company's election, either at a "base rate" or at a "eurodollar rate." The base rate is a floating rate equal to the greater of (a) the prime rate or (b) the federal funds effective rate plus one-half of one percent (.50%). The eurodollar rate is equal to the sum of (x) a rate determined by reference to the then-current interbank offered rate for dollar denominated eurodollar deposits, with certain adjustments, plus (y) one percent (1.0%). The eurodollar interest rate was 5.43% at September 30, 1998.

NOTE 9.  STOCKHOLDERS' EQUITY

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

     STOCK OPTION PLANS

     In 1995, the Company's Board of Directors adopted, and the stockholders approved, the 1995 Incentive and Nonstatutory Stock Option Plan. The Plan provides for the grant of nonqualified and incentive stock options to employees and others to purchase the Company's Common Stock. Options granted during fiscal 1995 provided for vesting over three years and expiration ten years after the date of grant. Options granted during fiscal 1996, 1997 and 1998 provided for vesting over five years and expiration ten years after the date of grant. At September 30, 1997 and 1998, 6,070,116 shares of Common Stock were authorized under the plan.

                            TRANSITION SYSTEMS, INC.

     A summary of the Company's stock option activity for the years ended September 30 follows:

                                                                            WEIGHTED
                                                                            AVERAGE
                                                              NUMBER OF     EXERCISE
                                                               OPTIONS       PRICE
                                                              ----------    --------
Outstanding at
  September 30, 1995........................................   4,331,646     $ 1.02
     Granted................................................   1,079,564       6.74
     Exercised..............................................  (1,320,191)      0.59
     Canceled...............................................     (27,165)      1.20
                                                              ----------     ------
Outstanding at
  September 30, 1996........................................   4,063,854       2.67
     Granted................................................     802,400      15.15
     Exercised..............................................    (813,371)      1.52
     Canceled...............................................    (495,364)     13.71
                                                              ----------     ------
Outstanding at
  September 30, 1997........................................   3,557,519       4.22
                                                              ----------     ------
     Granted................................................     425,000      20.32
     Exercised..............................................    (307,770)      1.93
     Canceled...............................................     (74,821)     15.75
                                                              ----------     ------
Outstanding at
  September 30, 1998........................................   3,599,928     $ 6.08
                                                              ==========     ======

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 in 1997 and has applied APB Opinion 25 and related interpretations in accounting for its stock option plans in 1997 and 1998. Accordingly, no compensation cost has been recognized for its stock option plans. The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported income or loss for future years. SFAS 123 does not apply to awards prior to 1996 and additional awards in future years are anticipated.

     At September 30, 1996, 1997 and 1998, respectively, options to purchase 2,195,716, 2,080,823 and 2,372,645 shares of Common Stock were exercisable with a weighted average exercise price of $1.20, $1.80 and $2.04, respectively. Exercise prices for options outstanding as of September 30, 1998 ranged from $1.20 to $23.00. The weighted average remaining contractual life of those options is 7.34 years.

     The weighted average fair value of the Common Stock at date of grant for options granted in fiscal 1996, 1997 and 1998 was $3.61, $8.12 and $10.90 per option, respectively. The fair value of these options at date of grant was estimated using the Black-Scholes model with the following assumptions: a risk free interest rate of 5.4% in fiscal 1996, 6.1% in fiscal 1997 and 5.7% in fiscal 1998; a dividend yield of 0%; a volatility factor of the expected market price of the Company's Common Stock of 55% and a weighted average expected life of the options of 5 years.

                            TRANSITION SYSTEMS, INC.

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income and earnings per share for the years ended September 30, 1996, 1997 and 1998 would have been reduced to the pro forma amounts indicated as follows:

                                                                 1996         1997          1998
                                                                 ----         ----          ----
Net income as reported......................................  $3,545,000   $5,319,000    $8,857,000
    Basic earnings per share................................         .21          .31           .49
    Diluted earnings per share..............................         .18          .27           .43
Net income pro forma........................................   2,696,000    3,970,000     6,190,000
    Basic earnings per share................................         .16          .23           .34
    Diluted earnings per share..............................         .14          .20           .30

     At September 30, 1996, 1997 and 1998, options to purchase 1,354,071, 1,047,035 and 696,856 shares of Common Stock, respectively, were available for grant.

     The following table summarizes information about stock options outstanding at September 30, 1998:

                                               OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                  ----------------------------------------------   -----------------------------
                                                   REMAINING        WEIGHTED-                       WEIGHTED-
RANGE OF                              NUMBER       CONTRACTUAL        AVERAGE          NUMBER         AVERAGE
EXERCISE PRICES                    OUTSTANDING        LIFE       EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------                    -----------    -----------    --------------    -----------    --------------
$ 1.20..........................    1,944,437         6.6            $ 1.20         1,944,437         $ 1.20
  3.90..........................      713,491         7.3              3.90           338,408           3.90
 10.38 -- 13.50.................      316,000         8.5             11.99            89,800          13.32
 18.50 -- 18.81.................      280,000         8.8             18.61                --             --
 19.62 -- 23.00.................      346,000         9.2                --                --             --
                                   ----------                                       ---------
                                    3,599,928         7.3            $ 6.08         2,372,645         $ 2.04

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

NOTE 10.  RECAPITALIZATION

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

                            TRANSITION SYSTEMS, INC.

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

NOTE 11.  EXTRAORDINARY ITEM

     In fiscal 1996, the Company incurred an extraordinary loss of approximately $2,149,000 representing the after tax effect of the write-off of approximately $3,642,000 of unamortized capitalized financing costs. These costs were attributable to indebtedness incurred in the Recapitalization that was repaid out of the proceeds of the Company's initial public offering.

NOTE 12.  PREFERRED STOCK DIVIDEND

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

NOTE 13.  INCOME TAXES

     At September 30, provision for income taxes consisted of the following (in thousands):

                                                           1996       1997      1998
                                                          -------    ------    ------
Federal:
  Current...............................................  $ 5,129    $4,535    $5,731
  Deferred..............................................   (1,413)    2,090      (723)
                                                          -------    ------    ------
                                                            3,716     6,625     5,008
State:
  Current...............................................      835       646     1,025
  Deferred..............................................     (227)      358      (128)
                                                          -------    ------    ------
                                                              608     1,004       897
                                                          -------    ------    ------
Provision for income taxes..............................  $ 4,324    $7,629    $5,905
                                                          =======    ======    ======

                            TRANSITION SYSTEMS, INC.

     A reconciliation between the Company's effective rate and the U.S. statutory rate is as follows:

                                                                 SEPTEMBER 30,
                                                              --------------------
                                                              1996    1997    1998
                                                              ----    ----    ----
U.S. statutory rate.........................................  35.0%   35.0%   35.0%
State taxes, net of federal benefits........................   5.6     5.0     4.0
Acquired in-process research and development................    --    17.0      --
Other.......................................................    --     1.9     1.0
                                                              ----    ----    ----
Effective income tax rate...................................  40.6%   58.9%   40.0%
                                                              ====    ====    ====

     Components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                               SEPTEMBER 30,
                                                              ---------------
                                                              1997      1998
                                                              -----    ------
Capitalized software........................................  $(576)   $ (576)
Depreciation................................................    103       178
Accounts receivable reserve.................................     51        82
Accrued compensation........................................    280       675
Reserves and other..........................................    499       849
                                                              -----    ------
Net deferred tax assets.....................................  $ 357    $1,208
                                                              =====    ======

     There are no valuation allowances recorded against the Company's deferred tax assets, since taxable income in the carryback period is sufficient to realize the benefit of future deductions.

NOTE 14.  EMPLOYEE BENEFIT PLANS

     401(k) PLAN

     The Company maintains a savings plan for its eligible employees under
Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to a percentage of their income equal to the lesser of the IRS statutory rate or 15% on a pre-tax basis through contributions to the plan. Contributions by the Company under this plan are discretionary. Total contributions by the Company under the plan approximated $263,000, $306,000, and $376,000 in fiscal years 1996, 1997 and 1998, respectively.

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

                            TRANSITION SYSTEMS, INC.

and length of tenure with the Company are eligible to participate in the Stock Purchase Plan. No employee may purchase shares pursuant to the Stock Purchase Plan if, after such purchase such employee would own more than five percent of the total combined voting power or value of the securities of the Company.

NOTE 15.  COMMITMENTS

     The Company leases office and office equipment under operating lease arrangements which expire on various dates through 2002. Certain operating lease arrangements include options to renew for additional periods or payment terms that are subject to increases due to taxes and other operating costs of the lessor. Future minimum lease commitments, by year and in the aggregate, under these long-term noncancelable operating leases consist of the following at September 30, 1998 (in thousands):

                                                             OPERATING
FISCAL YEAR                                                    LEASES
-----------                                                  ---------
1999.......................................................   $  627
2000.......................................................      495
2001.......................................................       58
2002.......................................................        2
                                                              ------
  Total minimum lease payments.............................   $1,182
                                                              ======

     Rent expense amounted to $370,000, $553,000, and $753,000 in fiscal years 1996, 1997 and 1998, respectively.

     The Company has an agreement with a vendor of third-party software to pay a fixed annual license and maintenance fees through June 2003. Aggregate annual expenses under the agreement as renegotiated are expected to approximate $2,500,000. The annual fees may be adjusted in the fourth and fifth year of the amendment for changes in the number of users of the software. Aggregate license and maintenance fees under this agreement were $2,004,000, $2,000,000 and $2,019,000 for fiscal years 1996, 1997 and 1998, respectively.

NOTE 16.  CONSOLIDATION AND ACQUISITIONS

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

     The amount allocated to acquired in-process research and development was based on the results of an independent appraisal. Acquired in-process research and development represented development projects in areas that had not reached technological feasibility and had no alternative future use. Accordingly, the amount of $6.3 million was charged to operations at the date of the acquisition.

     The value of completed technologies and in-process research and development were determined using a risk-adjusted, discounted cash flow approach. The value of in-process research and development, specifically, was determined by estimating the costs to develop the in-process projects into commercially viable products,

                            TRANSITION SYSTEMS, INC.

estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present values. This evaluation considered the inherent difficulties and uncertainties in completing the development projects and the risks related to the viability of and potential changes in future target markets.

     In-process research and development projects identified at the acquisition date focus primarily on a flexible architecture to accommodate multiple disease categories, functionality including internet access, porting code to a 32 bit environment, multi-resource scheduling capabilities, billing and HL-7 interfaces, integrating protocol modeling with financial and scheduling modeling, clinical repository integration and development of decision support objects. The nature of the efforts to develop the purchased in-process technology into commercially viable products principally relates to the following activities: (i) redesign and rewrite software code of the application to support multiple disease category framework, (ii) add internet content download for protocols and reference materials, (iii) write software code to integrate multi-resource scheduling, clinical repository, billing and HL-7 interfaces, (iv) port entire application to 32 bit format, (v) enhance and develop disease specific decision support objects.

NOTE 17.  SUBSEQUENT EVENTS

     HEALTHVISION ACQUISITION

     On October 28, 1998 the Company signed a definitive agreement to acquire the approximately 80.5% of the outstanding capital stock of HealthVISION not already owned by the Company for cash in the amount of $25.6 million, the assumption of $9.5 million of liabilities, plus an earn-out of up to $10.8 million if specified financial milestones are met. The acquisition will be accounted for as a purchase. HealthVISION is a provider of electronic medical record software. HealthVISION's products include CareVISION, a patient-centered clinical data repository and lifetime patient record system, which is expected to constitute an integral component of the Company's Transition IV product. The Company expects to close the aquisition in the first quarter of fiscal 1999.

     ECLIPSYS CORPORATION MERGER

     On October 29, 1998, the Company entered into a merger agreement with Eclipsys Corporation, a healthcare information technology company delivering solutions that enable healthcare providers to achieve improved clinical, financial and administrative outcomes. Under the terms of the agreement, each share of the Company's common stock will be converted to .525 shares of Eclipsys' common stock. The transaction, which is subject to regulatory as well as stockholder approval, is intended to be accounted for as a pooling of interests and is expected to close by the end of January 1999.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts as of December 21, 1998.

                                             TRANSITION SYSTEMS, INC.


                                             By /s/ Robert F. Raco
                                                --------------------------------
                                                Robert F. Raco
                                                President and Chief Executive
                                                  Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on and on the dates indicated.

SIGNATURES                      TITLE                          DATE
----------                      -----                          ----

/s/ Robert F. Raco              President, Chief Executive     December 21, 1998
--------------------------      Officer and Director
Robert F. Raco                  (Principal Executive Officer)


/s/ Paula J. Malzone            Chief Financial Officer        December 21, 1998
---------------------------     (Principal Financial and
Paula J. Malzone                Accounting Officer)


/s/ Patrick T. Hackett          Director                       December 21, 1998
--------------------------
Patrick T. Hackett


/s/ Robert S. Hillas            Director                       December 21, 1998
--------------------------
Robert S. Hillas


/s/ Peter Van Etten             Director                       December 21, 1998
--------------------------
Peter Van Etten


/s/ Allen F. Wise               Director                       December 21, 1998
--------------------------
Allen F. Wise